Form 10QSB
period 1996-03-31
FIRST LANCASTER BANCSHARES INC
filed 1996-06-27
CIK 1010839

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996


[_]  Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

     For the transition period from ______ to ______

Commission File Number:  0-20899


                       FIRST LANCASTER BANCSHARES, INC.
   ------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter


              Delaware                                      61-1297318
    ---------------------------------                 ---------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)


             208 Lexington Street, Lancaster, Kentucky  40444-1131
             -----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (606) 792-3368
           ---------------------------------------------------------
               Registrant's Telephone Number, Including Area Code


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes         No   X   The issuer has not been subject to such filing requirements
   -------    ------
for the past 90 days.

     As of June 26, 1996, the issuer had no shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes               No    X
          -------         -------

                                 CONTENTS

                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION
         ---------------------


Item 1.  Financial Statements


         Consolidated Balance Sheets as of March 31,
         1996 and June 30, 1995 (unaudited).................................  2

         Consolidated Statement of Income for the Three
         Months and Nine Months Ended
         March 31, 1996 and 1995 (unaudited)................................  3

         Consolidated Statement of Cash Flows for the
         Nine Months Ended
         March 31, 1996 and 1995 (unaudited)................................  4

         Notes to Financial Statements......................................  6

Item 2.  Management's Discussion and Analysis or Plan of
         Operation..........................................................  7


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  9

Item 2.  Changes in Securities..............................................  9

Item 3.  Defaults Upon Senior Securities....................................  9

Item 4.  Submission of Matters to a Vote of
         Security-Holders...................................................  9

Item 5.  Other Information..................................................  9

Item 6.  Exhibits and Reports on Form 8-K...................................  9


SIGNATURES.................................................................. 10

FIRST LANCASTER FEDERAL SAVINGS BANK AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 1996 and June 30, 1995


                               ASSETS                                                 March 31,           June 30,
                                                                                  ---------------     ---------------
                                                                                        1996               1995
                                                                                               (unaudited)
Cash                                                                              $       200,587             357,713
Interest-bearing cash deposits in other depository institutions                         2,477,855           1,994,181
Investment securities (Notes 1 and 2):
        Available-for-sale, at market value (amortized cost $24,158 at
                        March 31, 1996 and June 30, 1995)                                 525,822             424,050
Mortgage-backed securities, held to maturity (market value of
                $144,000 and $154,442 at March 31, 1996
                and June 30, 1995, respectively) (Notes 1 and 3)                          121,871             144,056
Loans receivable, net (Notes 1 and 4)                                                  30,790,874          29,958,452
Investment in nonmarketable equity securities                                             311,500             300,400
Real estate acquired by foreclosure                                                       101,850              10,000
Income taxes receivable (Notes 1 and 11)                                                   54,069              30,987
Accrued interest receivable                                                               136,565             108,046
Office property and equipment, at cost, less accumulated depreciation
                (Notes 1 and 7)                                                           437,565             464,676
Other assets                                                                              119,816              19,733
                                                                                  ---------------     ---------------
                                                                                  $    35,278,374     $    33,812,294
                                                                                  ===============     ===============

                       LIABILITIES AND EQUITY

Savings accounts and certificates (Note 8)                                        $    26,518,523     $    24,186,523
Advance payments by borrowers for taxes and insurance                                      19,622              26,083
Accrued interest payable                                                                   58,589              80,087
Federal Home Loan Bank advances (Note 9)                                                3,486,968           4,675,317
Accounts payable and other liabilities                                                     86,213              47,630
Deferred income taxes payable (Notes 1 and 11)                                            188,209             153,606
                                                                                  ---------------     ---------------
               Total liabilities                                                       30,358,124          29,169,246
                                                                                  ---------------     ---------------

Commitments and contingencies (Notes 6 and 9)

Retained earnings substantially restricted (Note 10)                                    4,589,152           4,379,119
Unrealized gain on securities available-for-sale (net of
                deferred tax liability of $170,565 at March 31, 1996
                and $135,963 at June 30, 1995)                                            331,098             263,929
                                                                                  ---------------     ---------------

               Total equity                                                             4,920,250           4,643,048
                                                                                  ---------------     ---------------

                                                                                  $    35,278,374     $    33,812,294
                                                                                  ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER FEDERAL SAVINGS BANK AND SUBSIDIARY
Consolidated Statement of Income
for the nine months ended March 31, 1996 and 1995 (unaudited)


                                                              Three Months Ended          Nine Months Ended
                                                                   March 31,                   March 31,
                                                         --------------------------  --------------------------
                                                              1996          1995          1996          1995
                                                                 (unaudited)                  (unaudited)
Interest on loans                                        $    671,698  $    628,127  $  2,010,790  $  1,785,421
Interest on mortgage-backed securities                          3,106         3,753        10,491        12,708
Dividends on investments                                        1,850         1,604         5,551         4,811
Interest on deposits in other depository institutions          40,673        18,622       121,154        55,660
Dividend on nonmarketable equity securities                     5,209         3,416        15,396        11,304
                                                         ------------  ------------  ------------  ------------

                Total interest and dividend income            722,536       655,522     2,163,382     1,869,904
                                                         ------------  ------------  ------------  ------------

Interest on savings accounts and certificates                 366,142       269,448     1,084,733       761,284
Interest on other borrowings                                   65,469        65,489       219,152       144,120
                                                         ------------  ------------  ------------  ------------

                Total interest expense                        431,611       334,937     1,303,885       905,404
                                                         ------------  ------------  ------------  ------------

                Net interest income                           290,925       320,585       859,497       964,500
Provision for loan losses                                                                  39,985
                                                         ------------  ------------  ------------  ------------

                Net interest income after provision
                        for loan losses                       290,925       320,585       819,512       964,500
                                                         ------------  ------------  ------------  ------------

Other expenses:
        Compensation                                           77,506        55,364       234,041       179,019
        Employee retirement and other benefits
                (Notes 12 and 13)                               3,096         5,899        13,370        16,714
        State franchise taxes                                   7,677         6,701        20,907        19,644
        SAIF deposit insurance premium                         20,468        18,373        53,287        49,895
        Depreciation                                           10,176         8,467        27,111        17,129
        Data processing (Note 14)                              11,134        12,136        31,265        27,362
        Provision for loss on real estate acquired by
                foreclosure                                    16,150                      16,150
        Other                                                  36,447        57,061       105,149       112,905
                                                         ------------  ------------  ------------  ------------

                Total other expenses                          182,654       164,001       501,280       422,668
                                                         ------------  ------------  ------------  ------------

                Income before income taxes                    108,271       156,584       318,232       541,832
Provision for income taxes (Note 11)                           36,812        53,238       108,199       184,222
                                                         ------------  ------------  ------------  ------------

                Net income                               $     71,459  $    103,346  $    210,033  $    357,610
                                                         ============  ============  ============  ============

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER FEDERAL SAVINGS BANK AND SUBSIDIARY
Consolidated Statement of Cash Flows
for the nine months ended March 31, 1996 and 1995 (unaudited)

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                             ---------------------------------------
                                                                                   1996                    1995
                                                                                            (unaudited)
Cash flows from operating activities:
        Net income                                                           $       210,033         $       357,610
        Adjustments to reconcile net income to net
                        cash provided by operating activities:
                Depreciation                                                          27,111                  17,129
                Provision for loan losses                                             39,985
                Stock dividend, FHLB stock                                           (11,100)                 (7,900)
                Deferred income taxes                                                      1                   4,673
                Net loan origination fees deferred                                    23,543                  23,213
                Amortization of deferred loan fees                                   (12,780)                 (9,160)
                Accretion of discount on
                                mortgage-backed securities                              (150)                 (1,086)
                Change in assets and liabilities:
                        Accrued interest receivable                                  (28,519)                (40,842)
                        Other assets                                                  (6,585)                (14,790)
                        Income tax receivable                                        (23,082)
                        Accrued interest payable                                     (21,498)                 23,010
                        Accounts payable and other liabilities                        38,583                  27,672
                        Income taxes payable                                                                  47,309
                                                                             ---------------         ---------------

                                        Net cash provided by operating
                                                activities                           235,542                 426,838
                                                                             ---------------         ---------------

Cash flows from investing activities:
        Purchase of Federal Home Loan Bank stock                                                             (49,300)
        Proceeds from sale of real estate acquired
                by foreclosure                                                        10,000
        Mortgage-backed securities principal
                repayments                                                            22,335                  30,324
        Net increase in loans receivable                                            (985,020)             (4,001,763)
        Purchase of office property and equipment                                                           (242,626)
                                                                             ---------------         ---------------

                                        Net cash used in investing
                                                activities                          (952,685)             (4,263,365)
                                                                             ---------------         ---------------

(continued)

FIRST LANCASTER FEDERAL SAVINGS BANK AND SUBSIDIARY
Consolidated Statement of Cash Flows, Continued for the nine months ended March 31, 1996 and 1995 (unaudited)

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                             ---------------------------------------
                                                                                   1996                    1995
                                                                                            (unaudited)
Cash flows from financing activities:
  Net increase (decrease) in savings
    accounts and certificates                                                $     2,332,000         $      (131,998)
  Advance payments by borrowers for taxes
    and insurance                                                                     (6,461)                 (1,862)
  Federal Home Loan Bank advances                                                                          4,550,000
  Federal Home Loan Bank advance principal
    repayments                                                                    (1,188,349)                 (5,387)
  Stock conversion costs                                                             (93,499)
                                                                             ---------------         ---------------

           Net cash provided by financing
             activities                                                            1,043,691               4,410,753
                                                                             ---------------         ---------------

           Net increase in cash
             and cash equivalents                                                    326,548                 574,226

Cash and cash equivalents at beginning of
    year                                                                           2,351,894               1,154,228
                                                                             ---------------         ---------------

Cash and cash equivalents at end of year                                     $     2,678,442         $     1,728,454
                                                                             ===============         ===============

Supplemental disclosure of cash flow
    information:
  Interest paid                                                              $     1,325,383         $       882,394
  Income taxes paid                                                          $       131,926         $       132,244

Supplemental disclosure of non-cash investing
    activities:
  Unrealized gain on securities available for
    sale, net of deferred tax liability of
    $107,565 at March 31, 1996 and
    $117,875 at March 31, 1995                                               $       67,169           $      228,817
  Loans transferred to real estate acquired
    by foreclosure                                                           $      118,000


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER FEDERAL SAVINGS BANK AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General:

    The accompanying consolidated financial statements of First Lancaster Federal Savings Bank and Subsidiary have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of financial position in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1995.

2.  Allowance for Loan Losses:

    An analysis of the changes in the loan loss allowance for the nine months ended March 31 follows:

                                                    Nine Months Ended
                                                  1996            1995
                                             ----------------------------
       Beginning balance                     $     70,000    $     70,000

       Provision                                   39,985

       Charge offs                                 (9,985)
                                             ------------    ------------
       Ending balance                        $    100,000    $     70,000
                                             ============    ============

Item 2.  Management's Discussion and Analysis or Plan of Operation

Comparison of Financial Condition at March 31, 1996 and June 30, 1995

          The Bank's total assets increased by approximately $1.5 million, or 4.4%, from $33.8 million at June 30, 1995 to $35.3 million at March 31, 1996. The increase resulted primarily from an increase in net loans receivable of $800,000, or 2.7%, from $30.0 million at June 30, 1995 to $30.8 million at March 31, 1996, which reflects the effect of a declining interest rate environment. Investment securities available for sale increased by $102,000, or 24.1%, from $424,000 at June 30, 1995 to $526,000 at March 31, 1996. The Bank's savings accounts increased by $2.3 million, or 9.5%, from $24.2 million at June 30, 1995 to $26.5 million at March 31, 1996. The Bank's FHLB advances decreased by $1.2 million, or 25.7%, from $4.7 million at June 30, 1995 to $3.5 million at March 31, 1996, as the Bank utilized excess liquidity to reduce outstanding FHLB advances which carried high interest rates.

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 1996 and 1995

          Net Income. The Bank's net income decreased by $32,000, or 31.1%, from $103,000 for the quarter ended March 31, 1995 to $71,000 for the quarter ended March 31, 1996. Such decrease was due primarily to a $30,000, or 9.3%, decrease in net interest income and to a $19,000, or 11.6%, increase in noninterest expense. The Bank's net income decreased by $148,000 or 41.3%, from $358,000 for the nine months ended March 31, 1995 to $210,000 for the nine months ended March 31, 1996. Such decrease was due to a $106,000, or 11.0%, decrease in net interest income before provision for loan losses, a $40,000 increase in provision for loan losses and a $78,000, or 18.4%, increase in noninterest expense.

          Net Interest Income. Net interest income decreased by $30,000, or 9.3%, from $321,000 for the quarter ended March 31, 1995 to $291,000 for the quarter ended March 31, 1996, due primarily to the decrease in the Bank's interest rate spread to 2.8% for the quarter ended March 31, 1996 from 3.6% for the quarter ended March 31, 1995, which resulted in the decrease in the Bank's net yield on interest-earning assets to 3.4% for the quarter ended March 31, 1996 from 4.1% for the quarter ended March 31, 1995. Net interest income before provision for loan losses decreased by $106,000, or 11.0%, from $965,000 for the nine months ended March 31, 1995 to $859,000 for the nine months ended March 31, 1996, due primarily to the decrease in the Bank's interest rate spread to 2.8% for the nine months ended March 31, 1996 from 3.8% for the nine months ended March 31, 1995, which resulted in the decrease in the Bank's net yield on interest-earning assets to 3.4% for the nine months ended March 31, 1996 from 4.3% for the nine months ended March 31, 1995.

          Interest Income. Total interest and dividend income increased by $67,000, or 10.2%, to $723,000 for the quarter ended March 31, 1996 from $656,000 for the quarter ended March 31, 1995. The increase primarily reflects an increase in interest income on loans and an increase in interest on deposits and other depository institutions. Total interest and dividend income increased by $293,000, or 15.7%, to $2.2 million for the nine months ended March 31, 1996 from $1.9 million for the nine months ended March 31, 1995. Interest on loans increased by $44,000, or 6.9%, and by $225,000, or 12.6%, during the quarter and nine months ended March 31, 1996, respectively, as compared to the respective prior comparable periods, as the Bank continued its policy of loan growth through originations. Interest on deposits in other depository institutions increased by $22,000, or 118.4%, and by $65,000, or 117.7%, during the quarter and nine months ended March 31, 1996, respectively, as compared to the respective prior comparable periods. Such increases reflect increases in the average balance of such deposits as the Bank increased its liquidity through deposit growth for use in originating loans.

          Interest Expense. Total interest expense increased by $97,000, or 29.0%, to $432,000 for the quarter ended March 31, 1996 from $335,000 for the quarter ended March 31, 1995. Interest expense increased by $399,000, or 44.1%, to $1.3 million for the nine months ended March 31, 1996 from $905,000 for the nine months ended March 31, 1995. Most of such increases were due to increases in interest on savings accounts and certificates of deposit, as the Bank increased deposit rates to maintain and increase its deposit base to fund loan originations. The average cost of deposits increased by 98 basis points to 5.6% for the quarter ended March 31, 1996 from 4.6% for the quarter ended March 31, 1995 and by 129 basis points to 5.7% for the nine months ended March 31, 1996 from 4.4% for the nine months ended March 31, 1995. Interest on other borrowings was $65,000 for each of the quarters ended March 31, 1996 and 1995, and increased by $75,000, or 52.1%, to $219,000 for the nine months ended March 31, 1996 from $144,000 for the nine months ended March 31, 1995.

          Provision for Loan Losses. The Bank established provisions for loan losses of $40,000 in the nine months ended March 31, 1996. No provisions were established for the comparable period in 1995 or for the quarter ended March 31, 1996 or 1995. Management's determination to increase the reserve during the nine months ended March 31, 1996 was based in part on the general increases in loans outstanding of $800,000, or 2.7%, and a $136,000, or 43.0%, increase in nonaccrual loans from $316,000 at June 30, 1995 to $452,000 at March 31, 1996. The Bank's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions.

          Noninterest Expense. Total noninterest expense increased by $19,000, or 11.6%, from $164,000 for the quarter ended March 31, 1995 to $183,000 for the quarter ended March 31, 1996. Total noninterest expenses increased by $78,000, or 18.4%, from $423,000 for the nine months ended March 31, 1995 to $501,000 for the nine months ended March 31, 1996. These increases were caused primarily by increases of $22,000 and $55,000, respectively, in compensation and benefits as a result of general salary increases and the addition of three full time equivalent employees.

          Income Tax. The effective tax rate for the quarters ended March 31, 1996 and 1995 and for the nine months ended March 31, 1996 and 1995 was 34%. Income tax expense decreased by $17,000, or 31.5%, from $54,000 for the quarter ended March 31, 1995 to $37,000 for the quarter ended March 31, 1996. Income tax expense decreased by $76,000, or 41.3%, from $184,000 for the nine months ended March 31, 1995 to $108,000 for the nine months ended March 31, 1996. Such decreases reflected lower income before income taxes.

Liquidity and Capital Resources

          The Bank's liquidity and capital resources at March 31, 1996 remained relatively unchanged from December 31, 1995. The Bank anticipates that it will have sufficient funds available to meet commitments outstanding at March 31, 1996 to originate loans. As of March 31, 1996, the Bank's ratios of tangible capital and core capital to adjusted total assets were 13.0%, as compared to the required levels of 1.5% and 3.0%, respectively. The risk-based capital ratio at that date was 25.2%, as compared to the requirement of 8.0%.

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     None.

     Item 2.  Changes in Securities

     None

     Item 3.  Defaults Upon Senior Securities

     None

     Item 4.  Submission of Matters to a Vote of Security-Holders

     None

     Item 5.  Other Information

     None

     Item 6.  Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST LANCASTER BANCSHARES, INC.



Date:  June 26, 1996                     /s/ Virginia R. S. Stump
                                         -------------------------------------
                                         Virginia R. S. Stump
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date:  June 26, 1996                     /s/ Tony A. Merida
                                         -------------------------------------
                                         Tony A. Merida
                                         Executive Vice President
                                         (Principal Financial Officer)