Form 10KSB
period 1996-06-30
FIRST LANCASTER BANCSHARES INC
filed 1996-09-27
CIK 1010839

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              --------------------
(Mark One)                         FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996
  [_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                          Commission File No. 0-20899
                                              -------

                        FIRST LANCASTER BANCSHARES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                61-1297318
       --------------------------------------            --------------------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                           identification no.)

208 Lexington Street, Lancaster, Kentucky                       40444-1131
- -----------------------------------------                 ---------------------
(Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code:  (606) 792-3368

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.  Yes    X   No
             -------   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for the fiscal year ended June 30, 1996:  $2,909,429

As of September 25, 1996, the aggregate market value of the 805,940 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $11,182,417 based on the closing sales price of $13 7/8 per share of the registrant's Common Stock on September 25, 1996 as listed on the NASDAQ SmallCap Market. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 25, 1996:   958,812

Transitional Small Business Disclosure Format   Yes           No    X
                                                    -------       -------

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

    None.

                                  Exhibit Index at Sequentially Numbered Page 51

                                    PART I
     Item 1.  Description of Business
     --------------------------------

     General

        First Lancaster Bancshares, Inc. First Lancaster Bancshares, Inc. (the "Company"), a Delaware corporation, was organized at the direction of the Board of Directors of First Lancaster Federal Savings Bank, Lancaster, Kentucky (the "Bank"), in February 1996 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed June 28, 1996. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Bank, a portion of the net proceeds of the Conversion and a note receivable from the ESOP. The Company's principal business is the business of the Bank.

        First Lancaster Federal Savings Bank. The Bank is a federal savings bank which operates a single office located in Lancaster, Kentucky serving Garrard and Jessamine Counties, Kentucky. The Bank was chartered by the Commonwealth of Kentucky in 1873 under the name Lancaster Building and Loan Association. The Bank adopted a federal charter and received federal insurance of its deposit accounts in 1966, at which time it adopted the name First Lancaster Federal Savings and Loan Association. In 1988 the Bank converted from a federally chartered mutual savings and loan association to a federally chartered mutual savings bank and adopted its present name.

        The principal business of the Bank consists of attracting deposits from the general public and investing these deposits in loans secured by first mortgages on single-family residences in the Bank's market area. The Bank derives its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed securities and investment securities and noninterest income. Funds for these activities are provided principally by operating revenues, deposits and repayments of outstanding loans and investment securities and mortgage-backed securities.

          As a federally chartered savings institution, the Bank is subject to extensive regulation by the Office of Thrift Supervision (the "OTS"). The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation ("FDIC") also has the authority to conduct special examinations. The Bank must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). For additional information, see " -- Regulation."

        The Company's and the Bank's executive offices are located at 208 Lexington Street, Lancaster, Kentucky 40444-1131, and their telephone number is (606) 792-3368.

     Recent Developments

        The Bank's savings deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions to 0.31% of deposits for undercapitalized institutions. The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratio as the SAIF (currently 1.25%). The FDIC has lowered the deposit insurance assessment rate for most commercial banks insured by the BIF to the statutory minimum of $2,000 per year. The FDIC has indicated that the assessment rate for SAIF-insured institutions will not fall below 0.23% of insured deposits until approximately the year 2002. The decrease in BIF rates created a substantial disparity in the deposit insurance premiums paid by savings institutions, such as the Bank, which are insured by SAIF and institutions insured by the BIF. The lower rates paid by BIF-insured institutions are likely to give them a significant competitive advantage over SAIF-insured savings institutions such as the Bank.

        To alleviate this disparity, one proposal being considered by the U.S. Department of Treasury, the FDIC, and the U.S. Congress provides that a one-time assessment of as much as 80 basis points be imposed on all SAIF-insured deposits to cause the SAIF insurance fund to reach its designated reserve ratio. Once this occurs, the two funds would be merged into one fund. There can be no assurance that this proposal or any other proposal will be implemented or that premiums for either fund will not be adjusted in the future by the FDIC or legislative action.

        The payment of a special assessment would severely and negatively impact the Bank's results of operations, resulting in a net charge of up to approximately $124,000, after adjusting for tax benefits. However, if such a special assessment is imposed and the SAIF is recapitalized, it could have the effect of reducing the Bank's insurance premiums in the future, thereby creating equal competition between BIF-insured and SAIF-insured institutions.

        Legislation has also been introduced in Congress that provides for the elimination of the distinctions between banks and thrifts under federal law. In its current form, the legislation would require the automatic conversion of all federally chartered savings associations such as the Bank into national banks effective January 1, 1998. It would impose activities restrictions and restrictions on branches, and it would also compel the holding companies of such institutions to be subject to the more restrictive regulations that govern holding companies of banks rather than thrifts. If enacted in its present form, this legislation could restrict the current or contemplated activities of the Bank and the Company, and it could also increase regulatory compliance costs because of the new regulatory structure to which the Bank and the Company would be subject.

        Legislation that is effective for tax years beginning after December 31, 1995 would require savings associations to recapture into taxable income the portion of the tax loan reserve that exceeds the 1987 tax loan loss reserve. All of the Bank's tax loan loss reserves at June 30, 1996 were pre 1987 loan loss reserves and therefore this provision should not affect future operations. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use either the experience method or the specific charge-off method of accounting for bad debts.

     Lending Activities

        General. The Bank's loan portfolio totaled $31.4 million at June 30, 1996, representing 77.1% of total assets at that date. It is the Bank's policy to concentrate its lending within its market area. At June 30, 1996, $27.7 million, or 86.6% of the Bank's gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include residential construction loans, which amounted to $2.1 million, or 6.7% of the Bank's gross loan portfolio at June 30, 1996. To a lesser extent, the Bank originates consumer loans, which consist of loans secured by deposits. At June 30, 1996, consumer loans totaled $344,000, or 1.1% of the Bank's gross loan portfolio.

        Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1996, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                        At June 30,
                                            -----------------------------------
                                                  1996               1995
                                            -----------------  ----------------
                                             Amount      %      Amount     %
                                            --------  -------  -------- -------
                                                  (Dollars in thousands)
Real estate loans:
 Single-family residential................  $27,709     86.6%  $26,447    86.9%
 Multi-family residential and commercial..      579      1.8       473     1.6
 Construction.............................    2,135      6.7     2,240     7.4
 Nonresidential (1).......................    1,222      3.8       957     3.1
                                            -------   ------   -------  ------
  Total real estate loans.................   31,645     98.9    30,117    99.0

Consumer loans:
 Savings account..........................      344      1.1       329     1.0
                                            -------   ------   -------  ------
                                             31,989    100.0%   30,446   100.0%
                                                      ======            ======
Less:
 Loans in process.........................      462                387
 Unearned loan origination fees...........       42                 31
 Allowance for loan losses................      100                 70
                                            -------            -------
  Total...................................  $31,385            $29,958
                                            =======            =======

- --------------------
     (1) Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property.

               Loan Maturity Schedule. The following table sets forth certain information at June 30, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.


                                                     Due after
                                    Due during       1 through      Due after
                                  the year ending  5 years after  5 years after
                                   June 30, 1997   June 30, 1996  June 30, 1996   Total
                                  ---------------  -------------  -------------  -------
                                                      (In thousands)

     Single-family residential..           $  202         $1,655        $25,852  $27,709
     Multi-family residential...               --             --            579      579
     Construction...............              513            802            820    2,135
     Nonresidential.............              145            419            658    1,222
     Consumer...................              290             54             --      344
                                           ------         ------        -------  -------
          Total.................           $1,150         $2,930        $27,909  $31,989
                                           ======         ======        =======  =======


               The following table sets forth at June 30, 1996, the dollar amount of all loans which have predetermined interest rates and have floating or adjustable interest rates.


                                Predetermined    Floating or
                                    Rate       Adjustable Rates
                                -------------  ----------------
                                       (In thousands)

Singe-family residential..         $4,470           $23,239
Multi-family residential..            124               455
Construction..............          1,339               796
Nonresidential............            860               362
Consumer..................             --               344
                                   ------           -------
 Total....................         $6,793           $25,196
                                   ======           =======


               Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

               Originations, Purchases and Sales of Loans. The Bank generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank concentrates its lending activities in its market area.

               The following table sets forth certain information with respect to the Bank's loan origination activity for the periods indicated. The Bank has not purchased or sold any loans in the periods presented.


                                                Year Ended June 30,
                                                -------------------
                                                  1996       1995
                                                ---------  --------
                                                  (In thousands)

    Loans originated:
       Real estate loans:
               Single-family residential (1)..    $ 6,551    $6,186
               Construction (2)...............      3,193     3,140
               Nonresidential (3).............        241       157
       Consumer loans.........................        194       233
                                                  -------    ------
                Total loans originated........    $10,179    $9,716
                                                  =======    ======

- --------------------
     (1) Includes home equity loans.
     (2) Loans are for six months and must be converted to permanent loans.
     (3) Includes loans secured by first liens on residential lots.


        The Bank's loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers and advertising, as well as walk-in customers. The Bank's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank's loan personnel. All of the Bank's loan personnel are salaried, and the Bank does not compensate loan personnel on a commission basis for loans originated. Loan applications are accepted at the Bank's office.

        Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. All loans must be reviewed by the Bank's loan committee, which is comprised of President Stump and Directors David
     W. Gay and Jack C. Zanone and two loan personnel. In addition, the full Board of Directors reviews and approves all loans on a monthly basis.

        Applications for single-family real estate loans are underwritten and closed in accordance with the standards of FHLMC and Federal National Mortgage Association ("FNMA") except that, consistent with banking practice in Kentucky, title opinions rather than title insurance are obtained. Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is usually undertaken by an appraiser approved by the Bank's Board of Directors and licensed or certified (as necessary) by the Commonwealth of Kentucky. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

        It is the Bank's policy to record a lien on the real estate securing a loan and to obtain a title opinion from Kentucky counsel which provides that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, pay flood insurance policy premiums.

        The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. The Bank will make a single-family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 89.9% on such loans. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80% of the appraised value. For construction loans, the Bank limits the loan-to-value ratio to 85%. The Bank generally limits the loan-to-value ratio on multi-family residential or commercial real estate mortgage loans to 80%. The federal banking agencies, including the OTS, have adopted regulations that would establish new loan-to-value ratio requirements for specific categories of real estate loans. See "Regulation -- Regulation of the Bank -- Uniform Lending Standards."

        Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Under this general law, the Bank's loans to one borrower were limited to $2.0 million at June 30, 1996. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower to develop residential housing were limited to $4.0 million at June 30, 1996. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 1996, the Bank's largest lending relationship was a $639,000 relationship consisting of loans to develop single-family residences. All loans within this relationship were current and performing in accordance with their terms at June 30, 1996.

        Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

        Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At June 30, 1996, single-family residential mortgage loans, totaled approximately $27.7 million, or 86.6% of the Bank's gross loan portfolio. Of such loans, $7.5 million were secured by nonowner-occupied investment properties consisting of single-
     family and duplex residential properties.   All loans originated by the
     Bank are maintained in its portfolio rather than sold in the secondary market.

        The Bank primarily originates residential mortgage loans with adjustable rates. As of June 30, 1996, 83.9% of single-family mortgage loans in the Bank's loan portfolio carried adjustable rates. Such loans are primarily for terms of 30 years, although the Bank does occasionally originate ARM's for 20 year and 25 year terms, in each case amortized on a monthly basis
     with principal and interest due each month.   The interest rates on these
     mortgages are adjusted once a year, with a maximum adjustment of 2% per adjustment period and a maximum aggregate adjustment of 5% over the life of
     the loan.   Further, the interest rates on such loans may not be decreased by more than 1% below the interest rate at which the loan was originated. Rate adjustments on the Bank's adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board, and
     the adjusted interest rate is equal to such Treasury rate plus 2.75%.   The
     adjustable-rate mortgage loans offered by the Bank do not provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied.

        The retention of adjustable-rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds and the limitations on decreases in the ARM's interest rate tend to offset this effect.

        The Bank also originates, to a limited extent, fixed-rate loans for terms of 15 years and 20 years. In each case, such loans are secured by first mortgages on single-family, owner-occupied residential real property located in the Bank's market area. Because of the Bank's policy to mitigate its exposure to interest rate risk through the use of adjustable-rate rather than fixed-rate products, the Bank does not emphasize fixed-rate mortgage loans. The Bank's Board voted at its August meeting to set up a 30 year fixed rate loan that would be made available to sell in the secondary market. The initial loan package to sell will be limited to $1 million. At June 30, 1996, only $6.8 million, or 21.2%, of the Bank's loan portfolio consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank relies upon FHLB advances with similar maturities to fund such loans. See "-- Deposit Activity and Other Sources of Funds -- Borrowings."

        The Bank engages in construction lending involving loans to individuals for construction of one- to four-family residential housing located within the Bank's market area, with such loans converting to permanent financing upon completion of construction. Such loans are generally made to individuals for construction primarily in established subdivisions within Garrard and Jessamine Counties, Kentucky. At June 30, 1996, the Bank's loan portfolio included $2.1 million of net loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction and none of which was an interim construction loan structured to be repaid in full upon completion of construction and receipt of permanent financing. The Bank also makes a limited amount of loans to qualified builders for the construction of one- to four-family residential housing located in established subdivisions in Garrard County, Kentucky. Because such homes are intended for resale, such loans are generally not converted to
     permanent financing at the Bank.   All construction loans are secured by a
     first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make interest-only monthly payments. The permanent loans are typically 30-year ARM's, with the same terms and conditions otherwise offered by the Bank. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property and must execute a Construction Loan Agreement with the Bank.

        Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area, by requiring the involvement of qualified builders, and by limiting the aggregate amount of outstanding construction loans.

        Multi-Family Residential and Commercial Real Estate Lending. The Bank's multi-family residential loan portfolio generally consists of both fixed-rate and ARM loans secured by small (i.e., fewer than sixteen units) apartment buildings. Such loans generally range in size from $150,000 to $285,000. At June 30, 1996, the Bank had $579,000 of multi-family residential loans and commercial real estate loans, which amounted to 1.8% of the Bank's gross loan portfolio at such date. The Bank's commercial real estate portfolio generally consists of fixed-rate or adjustable-rate loans secured by first mortgages on residential lots upon which single-family homes will be constructed or upon a business's building and real property. In each case, such property is located in Garrard or Jessamine Counties, Kentucky. At June 30, 1996, the Bank had approximately $1.2 million of such loans, which comprised 3.8% of its loan portfolio. Multi-family and commercial real estate loans either are originated on an adjustable-rate basis with terms of up to 15 years or on a fixed rate for a ten-year term and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

        Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank's policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential real estate or commercial real estate loans are made.

        Consumer and Other Lending. The consumer loans currently in the Bank's loan portfolio consist of loans secured by savings deposits. Such savings account loans are usually made for up to 90% of the depositor's savings account balance. The interest rate is normally 1.25% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a semi-annual basis. At June 30, 1996, loans on deposit accounts totaled $344,000, or 1.1% of the Bank's gross loan portfolio.

        Loan Fees and Servicing. The Bank receives fees in connection with late payments and for miscellaneous services related to its loans. The Bank also charges a 1% fee on all loan originations. The Bank does not service loans for others.

        Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 45 days incur a late fee of 5.0% of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 30 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. Loans are placed on nonaccrual status if the loan becomes past due more than 90 days unless such loans are well-secured and in the process of collection. Loans are charged off when management concludes that they are uncollectible. See Note 1 of Notes to Consolidated Financial Statements.

        Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is initially recorded at estimated fair value and subsequently at the lower of book value or fair value, less estimated costs to sell. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a saleable condition is reached. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 1 of Notes to Financial Statements.

        The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. Further, no loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                              At June 30,
                                                        ---------------------
                                                          1996         1995
                                                        --------    ---------
                                                         (Dollars in thousands)
     Loans accounted for on a non-accrual basis: (1)
        Real estate:
           Residential................................    $ 231           $ 316
     Accruing loans which are contractually past
        due 90 days...................................       76              90
                                                          -----           -----
           Total nonperforming loans..................    $ 307           $ 406
                                                          =====           =====

     Percentage of real estate loans..................     0.97%           1.35%
                                                          =====           =====

     Other non-performing assets (2)..................    $ 169           $  10
                                                          =====           =====

- --------------------
     (1) Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.
     (2) Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at fair market value.


          For the year ended June 30, 1996, gross interest accrued but not recognized of $10,160, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current.

          At June 30, 1996, nonaccrual loans consisted of nine single-family residential real estate loans totalling $231,000 and represented a decrease of $85,000, or 26.9%, from nonaccrual loans of $316,000 at June 30, 1995. At June 30, 1996, the Bank had $76,000 of loans 90 days or more delinquent but still accruing. The balance was either subsequently paid off or brought current, except $12,000 of loans which are still delinquent.

          At June 30, 1996, other non-performing assets consisted of one single-family residence with a carrying value of $169,000. The property was transferred from nonaccrual loans to real estate owned in April 1996. For further information regarding this property, see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Financial Condition at June 30, 1996 and June 30, 1995."

          At June 30, 1996, the Bank had no loans outstanding that were not classified as non-accrual, 90 days past due or restructured but as to which known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

          Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any.
     An asset is classified as
     doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 1996, the Bank had $449,000 in assets classified as special mention, $521,000 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consist primarily of residential real estate loans secured by first mortgages. This classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan. Substandard assets are also primarily residential real estate loans, the highest balance to a single borrower, of which was $60,393 at June 30, 1996 secured by a single-family residence.

          Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.
     It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for possible loan losses against the Bank's income.

          Management will continue to actively monitor the Bank's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for loan losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

          The Bank's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Bank would transfer the property to real estate acquired in settlement of loans initially at estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

          Banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for determining the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

          The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                 Year Ended June 30,
                                               ------------------------
                                                   1996         1995
                                               ------------  ----------
                                                (Dollars in Thousands)

     Balance at beginning of period..........        $  70       $  70
                                                     -----       -----

     Loans charged off:
        Real estate mortgage:
           Residential.......................           11           6
                                                     -----       -----
     Total charge-offs.......................           11           6
                                                     -----       -----

     Recoveries..............................           --          --
                                                     -----       -----
     Net loans charged off...................           11           6
                                                     -----       -----
     Provision for loan losses...............           41           6
                                                     -----       -----
     Balance at end of period................        $ 100       $  70
                                                     =====       =====

     Ratio of net charge-offs to average
        loans outstanding during the period..          .04%        .02%
                                                     =====       =====


          The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                              At June 30,
                                             ----------------------------------------------
                                                      1996                    1995
                                             ---------------------- -----------------------
                                                       Percent of              Percent of
                                                     Loans in Each           Loans in Each
                                                      Category to             Category to
                                             Amount   Total Loans    Amount   Total Loans
                                             ------  --------------  ------  --------------
                                                         (Dollars in thousands)
     Real estate - mortgage:
        Residential........................    $100           88.4%     $70           88.5%
                                               ----                  ------
          Total allowance for loan losses..    $100                     $70
                                               ====                  ======

     Investment Activities

               General. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See " -- Regulation -- Regulation of the Bank Liquidity Requirements."

               The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses of mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Bank's current investment policy, securities purchases must be approved by the Bank's President and Executive Vice President, both of whom also serve as directors of the Bank. The Board of Directors reviews all securities transactions on a monthly basis.

               The Bank adopted SFAS No. 115 as of July 1, 1994. Pursuant to SFAS No. 115, the Bank has classified securities with an aggregate cost of $24,158 and an approximate market value of $527,364 at June 30, 1996 as available for sale. Management of the Bank presently does not intend to sell such securities and, based on the Bank's current liquidity level and the Bank's access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Bank will be placed in a position of having to sell securities with material unrealized losses.

               Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

               Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank.

               Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

               The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accredited over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

               The Bank's mortgage-backed and related securities portfolio consists primarily of seasoned fixed-rate and adjustable-rate, mortgage-backed and related securities. The Bank makes such investments in order to manage cash flow, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See " -- Regulation -- Regulation of the Bank -- Qualified Thrift Lender Test."

               The following table sets forth the carrying value of the Bank's investment securities at the dates indicated.

                                                            At June 30,
                                                       --------------------
                                                       1996            1995
                                                       ----            ----
                                                      (Dollars in thousands)
     Securities available for sale:
        U.S. government and agency securities..        $ 527           $ 424
     Securities held to maturity:
        Mortgage-backed securities.............          115             144
                                                       -----           -----
           Total investment securities.........        $ 642           $ 568
                                                       =====           =====

          The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank's investment portfolio at June 30, 1996.

                        One Year or Less    One to Five Years   Five to Ten Years   More than Ten Years  Total Investment Portfolio
                       -------------------  ------------------  ------------------  -------------------  --------------------------
                        Carrying  Average    Carrying  Average   Carrying  Average  Carrying   Average   Carrying  Market  Average
                         Value     Yield      Value     Yield     Value     Yield    Value      Yield      Value    Value   Yield
                       ---------  -------   ---------  -------  --------  --------  --------  ---------  --------  ------  --------
                                                                 (Dollars in thousands)
Securities available
 for sale:
   U.S. government
    and agency
    securities........ $    527    31.9%(1) $     --       --%   $     --       --% $     --       --%   $   527   $ 527  31.9%(1)

Securities held to
 maturity:
  Mortgage-backed
    securities........ $     --       --           9      9.4%         32      8.3%       74     12.0%       115     125  10.8%
                       --------             --------             --------           --------             -------   -----
    Total............. $    527    31.9%    $      9      9.4%   $     32      8.3% $     74     12.0%   $   642   $ 652  10.8%
                       ========             ========             ========           ========             =======   =====

- --------------
(1)  Based on historical cost of $24,000.

              The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-backed securities with less than one year to maturity or subject to repurchase within one year) equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity ratio of the Bank for the month of June 30, 1996 was 31.4%. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Deposit Activity and Other Sources of Funds

              General. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow from the FHLB of Cincinnati. See " -- Borrowings".

               Deposits. The Bank attracts deposits principally from within its market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from 91 days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not accept brokered deposits.

               The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank's depositors are Kentucky residents who reside in the Bank's market area.

               The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                               Increase
                                     Balance at               (Decrease)    Balance at
                                      June 30,     % of     from June 30,    June 30,     % of
                                        1996     Deposits        1995          1995     Deposits
                                     ----------  ---------  --------------  ----------  ---------
                                                        (Dollars in thousands)

     Passbook and regular savings..    $ 2,218       9.4%        $ 714       $ 1,504        6.2%
     Money market deposit..........      1,916       8.2          (554)        2,470       10.2
     Certificates of deposit.......     19,349      82.4          (863)       20,212       83.6
                                       -------     -----         -----       -------      -----
          Total....................    $23,483     100.0%        $(703)      $24,186      100.0%
                                       =======     =====         =====       =======      =====


               The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                               At June 30,
                                          --------------------
                                             1996       1995
                                          -----------  -------
                                              (In thousands)


      2.00 -  3.99%.....................      $   254  $   299
      4.00 -  5.99%.....................       12,137   11,575
      6.00 -  7.99%.....................        6,958    8,339
                                              -------  -------
                                              $19,349  $20,213
                                              =======  =======

               The following table sets forth the amount and maturities of time deposits at June 30, 1996.

                                     Amount Due
                  ------------------------------------------------
                                                   After
Rate              0-1 Year  1-2 Years  2-3 Years  3 Years   Total
- ----------------  --------  ---------  ---------  -------  -------
                                   (In thousands)

 2.00 -  3.99%..   $    79     $  138     $   37  $    --  $   254
 4.00 -  5.99%..    10,338      1,256        435      108   12,137
 6.00 -  7.99%..     3,476      2,026         67    1,389    6,958
                   -------     ------     ------  -------  -------
                   $13,893    $ 3,420     $  539   $1,497  $19,349
                   =======    =======     ======   ======  =======

               The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1996.

                                                       Certificates
                     Maturity Period                   of Deposits
                     ---------------                  --------------
                                                      (In thousands)

                     Three months or less...........         $  512
                     Over three through six months..            310
                     Over six through 12 months.....            715
                     Over 12 months.................            945
                                                             ------
                       Total........................         $2,482
                                                             ======

               The following table sets forth the savings activities of the Bank for the periods indicated.

                                                           Year Ended June 30,
                                                          ---------------------
                                                             1996       1995
                                                          ----------  ---------
                                                             (In thousands)

     Deposits...........................................    $22,938     $6,058
     Withdrawals........................................     24,856      6,268
                                                            -------     ------
     Net decrease before interest credited..............     (1,918)      (210)
     Interest credited..................................      1,214        879
                                                            -------     ------
         Net increase (decrease) in savings deposits....    $  (704)    $  669
                                                            =======     ======

          Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets (approximately $10.2 million), subject to normal collateral and underwriting requirements. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB of Cincinnati and first mortgage loans.

          As of June 30, 1996, the Bank had $3.5 million in advances outstanding. For further information, see Note 9 of Notes to Consolidated Financial Statements. Further asset growth may be funded through additional advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Subsidiary Activities

          As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1996, the Bank was authorized to invest up to approximately $1.2 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

          The Bank has one subsidiary service corporation, First Lancaster Corporation, which it formed in 1978 to hold stock in Intrieve, Inc., a data processing service.

     Market Area

          The Bank's market area for gathering deposits and making loans consists of Garrard and Jessamine Counties, Kentucky, which are located south of Lexington, Kentucky. The economy in the Bank's market area is based upon a variety of manufacturing and service industries within a one-hour drive from its office in Lancaster Kentucky rather than a single large employer or a single industry. Such industries include an automobile and truck manufacturer, a computer printer manufacturer, an electrical equipment manufacturer, a printing company and a heating and air conditioning equipment manufacturer. Other significant employers include the Garrard County school system and the Christian Appalachian Project, a nonprofit organization with over 300 employees.

     Competition

          The Bank faces strong competition both in originating real estate and consumer loans and in attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Bank also competes by offering products which are tailored to the local community. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

          The Bank attracts its deposits through its sole office primarily from the local community. Consequently, competition for deposits is principally from other savings institutions, commercial banks and brokers in the local community as well as from the corporate credit unions sponsored by the large private employers in the Bank's market area. The Bank competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Bank believes it has developed strong relationships with local realtors and the community in general.

          Management considers its market area for gathering deposits to be Garrard and Jessamine Counties in Kentucky. The Bank estimates that it competes with two banks for deposits and loans. Based on data provided by the FHLB, the Bank estimates that at June 30, 1996, the latest date for which information was available, it had 20.2% of deposits held by all banks and thrifts in its market area.

     Employees

          As of June 30, 1996, the Bank had eight full-time and two part-time employee(s), none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

     Regulation

     Regulation of the Company

          General. The Company is a savings and loan holding company as defined by the Home Owners' Loan Act. As such, the Company is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

          Activities Restrictions. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

          If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust;
     (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

          Legislation has been passed by the U.S. House of Representatives which would subject all unitary holding companies to the same restrictions on activities as are currently applied to multiple holding companies. If such legislation is enacted in its current form, the ability of the Company to engage in certain activities that are currently permitted to a unitary
     holding company may be restricted.   Since the Company does not and has no
     current plans to engage in any business activity impermissible for a multiple holding company, such legislation would not require the Company to discontinue any current activity. No prediction can be made at this time as to whether such legislation will be enacted or whether it will be enacted in its current form.

          Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS,
     (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

          The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     Regulation of the Bank

          General. The Bank is a federally chartered savings institution, is a member of the FHLB of Cincinnati and its deposits are insured by the FDIC through the SAIF. As a federal savings institution, the Bank is subject to regulation and supervision by the OTS and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions.

          As a federally insured depository institution the Bank is subject to various regulations promulgated by the Federal Reserve Board, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulations E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

          The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank and its operations that in turn, could have a material adverse effect on the Company.

          Capital Requirements. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets, and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated CAMEL 1 under the OTS examination rating system). See "--Prompt Corrective Regulatory Action." The Bank is in compliance with all currently applicable capital requirements. For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings association. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for mortgage servicing rights and purchased credit card relationships.

          Both core and tangible capital are further reduced by an amount equal to a gradually increasing percentage of the savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or holding companies. At June 30, 1996, the Bank had no such investments.

          Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and increased by a prorated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require the savings association to net its debt and equity investments in such subsidiaries against capital, as well as a prorated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At June 30, 1996, the Bank's adjusted total assets for purposes of the core and tangible capital requirements totalled $40.7 million.

          In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loan and lease loss allowances.

          Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings association's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of June 30, 1996, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a phased deduction from total capital.

          The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one-to-four family first mortgages not more than 90 days past due with original loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates of at least 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.

          The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at June 30, 1996.

                                                          Percent of
                                               Amount     Assets (1)
                                              ---------  ------------
                                              (Dollars in thousands)

            Tangible capital................    $12,015         29.5%
            Tangible capital requirement....        606          1.5
                                                -------         ----
              Excess (deficit)..............    $11,409         28.0%
                                                =======         ====

            Core capital (2)................    $12,015         29.8%
            Core capital requirement........      1,212          3.0
                                                -------         ----
              Excess (deficit)..............    $10,803         26.8%
                                                =======         ====

            Risk-based capital..............    $12,115         60.9%
            Risk-based capital requirement..      1,592          8.0
                                                -------         ----
              Excess (deficit)..............    $10,523         52.9%
                                                =======         ====

- ------------------------
     (1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.
     (2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations. The core requirement applicable to the Bank may increase to 4.0% or 5.0% if the OTS amends its capital regulations, as it has proposed, in response to the more stringent leverage ratio adopted by the Office of the Comptroller of the Currency for national banks.


          OTS risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

          The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12%, like the Bank, generally are exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers.

          The OTS has proposed an amendment to its capital regulations establishing a minimum core capital ratio of 3.00% for savings institutions rated composite 1 under the OTS CAMEL examination rating system. For all other savings associations, the minimum core capital ratio would be 3.00% plus at least an additional 100 to 200 basis points. In determining the amount of additional core capital, the OTS would assess both the quality of risk management systems and the level of overall risk in each individual savings institution through the supervisory process on a case-by-case basis.

          In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

          Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

          Federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and
     (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and
     (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the depository institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. At June 30, 1996, the Bank was classified as "well capitalized" under OTS regulations.

          Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS and the Federal Reserve Board, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.

     Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the operations of the Bank.

          Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS and the Federal Reserve Board, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

          Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1996 of $300,600. The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1996, the Bank had $3.45 million in long-term advances and $31,000 in short-term advances outstanding from the FHLB of Cincinnati.

          Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on the first $52.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At June 30, 1996, the Bank met its reserve requirements.

          The monetary policies and regulations of the Federal Reserve Board have a significant effect on the operating results of banks. The Federal Reserve Board's policies affect the levels of bank loans, investments and deposits through its open market operation in United States government securities, its regulation of the interest rate on borrowings of member banks from Federal Reserve Banks and its imposition of non-earning reserve requirements on all depository institutions, such as the Bank, that maintain transaction accounts or non-personal time deposits.

          Deposit Insurance. The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Through December 31, 1997, the assessment rate shall not be less than 0.23%. After December 31, 1997, the SAIF assessment rate will be a rate determined by the FDIC to be appropriate to increase the reserve ratio of the SAIF to 1.25% of insured deposits or such higher percentage as the FDIC determines to be appropriate but not less than 0.15%.

          Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory

     Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

          The Bank's savings deposits are insured by the SAIF, which is administered by the FDIC. The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions to 0.31% of deposits for undercapitalized institutions. The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratio as the SAIF (currently 1.25%). On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The FDIC amendment became effective for the quarter ended September 30, 1995. Subsequently, the BIF assessment rate has been lowered to the statutory minimum of $2,000 per year. The FDIC has indicated that the assessment rate for SAIF-insured institutions will not fall below 0.23% of insured deposits until approximately the year 2002.

          To alleviate this disparity, one proposal being considered by the U.S. Department of Treasury, the FDIC, and the U.S. Congress provides that a one-time assessment of as much as 80 basis points be imposed on all SAIF-insured deposits to cause the SAIF insurance fund to reach its designated reserve ratio. Once this occurs, the two funds would be merged into one fund. There can be no assurance that this proposal or any other proposal will be implemented or that premiums for either fund will not be adjusted in the future by the FDIC or legislative action.

          The payment of a special assessment would severely and negatively impact the Bank's results of operations, resulting in a net charge of up to approximately $124,000, after adjusting for tax benefits. However, if such a special assessment is imposed and the SAIF is recapitalized, it could have the effect of reducing the Bank's insurance premiums in the future, thereby creating equal competition between BIF-insured and SAIF-insured institutions.

          The Bank is prohibited under current federal law from converting from SAIF to BIF insurance. Under federal statute, the prohibition on conversion from SAIF to BIF insurance will continue until such time as the SAIF's ratio of reserves to insured deposits (the "reserve ratio") equals 1.25%. Based on projections published by the FDIC, absent a special assessment, the SAIF reserve ratio is not expected to reach 1.25% for a number of years.

          FDIC regulations provide that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings associations, the FDIC will take into account whether the savings association is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

          Liquidity Requirements. The Bank is required under OTS regulations to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board reserve requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short-term liquidity ratios of the Bank for the month of June 1996 were approximately 31.4%.

          Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and
     (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

          To meet the QTL test, an institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas.

          In addition, a savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1996, the Bank qualified as a QTL.

          Dividend Restrictions. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days prior notice of any proposed declaration of dividends to the holding company.

          OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, without OTS approval after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (i) 75% of its net income for the previous four quarters; or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded regulatory requirements at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements, but not in excess of its fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. The Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "-- Prompt Corrective Regulatory Action."

          Uniform Lending Standards. Under OTS and Federal Reserve Board regulations, savings banks and state member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies of savings associations and state member banks must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal banking agencies.

          The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one-to-four family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one-to-four family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one-to-four family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

          The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

          Management believes that the Bank's current lending policies conform to the Interagency Guidelines.

          Limits on Loans to One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken form the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits. At June 30, 1996, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $4.0 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $639,000.

          Transactions with Related Parties. Transactions between a savings institution or a state member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution or state member bank is any company or entity which controls, is controlled by or is under common control with the savings institution or state member bank. In a holding company context, the parent holding company of a savings institution or state member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution or state member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution or state member bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution or state member bank.

          Savings institutions and state member banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a savings institution or state member bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $671,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

          Savings institutions and state member banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. (S) 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Taxation

     General

          In prior years, the Bank filed its consolidated federal income tax return based on the calendar year. As of June 30, 1996, the Company and the Bank, together with the Bank's subsidiary, will file a consolidated federal income tax return based on a fiscal year ending June 30. Consolidated returns have the effect of eliminating gain or loss on intercompany transactions and allowing companies included within the consolidated return to offset income against losses under certain circumstances.

     Federal Income Taxation

          Savings institutions such as the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. However, institutions such as the Bank which meet certain definitional tests and other conditions prescribed by the Internal Revenue Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans", which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans is an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as 8% of a savings institution's taxable income, with certain adjustments. The Bank generally has elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

          Recapture of the Bad Debt Reserve. To the extent (i) a savings institution's reserve for losses on qualifying real property loans under the percentage of income method exceeds the amount that would have been allowed under the experience method and (ii) a savings institution makes distributions to stockholders (including distributions in redemption, dissolution or liquidation) that are considered to result in withdrawals from that excess bad debt reserve, then the amounts considered withdrawn will be included in the savings institution's taxable income. The amount that would be deemed withdrawn from such reserves upon such distribution and which would be subject to taxation at the savings institution level at the normal corporate tax rate would be an amount that, when reduced by taxes on such amount, would equal the amount actually distributed. Dividends paid out of a savings institution's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from its bad debt reserves to the extent of such earnings and profits. Dividends in excess of a savings institution's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation of a savings institution will be considered to come from its bad debt reserve.

          Legislation that is effective for tax years beginning after December 31, 1995 would require savings associations to recapture into taxable income the portion of the tax loan reserve that exceeds the 1987 tax loan loss reserve. All of the Bank's tax loan loss reserves at June 30, 1996 were pre-1987 loan loss reserves and therefore this provision should not affect future operations. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use either the experience method or the specific charge-off method of accounting for bad debts.

          The Bank's federal income tax returns have not been audited for the last five years.

     State Income Taxation

          The State of Delaware imposes no income or franchise taxes on savings institutions. The Bank is subject to an annual Kentucky ad valorem tax based on a calendar year and due before the following July 1. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the calendar year ended June 30, 1996, the amount of such expense for the Bank was $28,583.

          Stockholders of the Company who are residents of the Commonwealth of Kentucky may be subject to a Kentucky tax on intangible property, defined for this purpose to include shares of stock in a corporation. The tax is an ad valorem tax based upon the fair market value of the shares held by the individual, and is assessed at a rate of $0.25 per $100 in value.

          Kentucky has replaced its bank shares tax with a franchise-based tax on financial institutions. A tax of 1.1% is imposed annually on the average value of net capital over the last five years. This franchise-based tax is in lieu of all city, county and local taxes except transfer taxes, property taxes and utility-user taxes. Therefore, local taxing jurisdictions still have the authority to impose a tax based on deposits.

     Item 2.  Description of Property
     --------------------------------

          The following table sets forth information regarding the Bank's sole office at June 30, 1996.

                            Book Value at
                     Year     Owned or     June 30,   Approximate
                    Opened     Leased        1996    Square Footage
                    ------  -------------  --------  --------------

     Main office      1989  Owned          $351,000           4,163

               The book value of the Bank's investment in premises and equipment totaled approximately $427,000 at June 30, 1996. See Note 7 of Notes to Financial Statements.


     Item 3. Legal Proceedings.
     -------------------------

               From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 1996, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.


     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------

               No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                      PART II

     Item 5.  Market for the Registrant's Common Equity and Related
     --------------------------------------------------------------
     Stockholders' Matters
     ---------------------

               The Company's common stock began trading under the symbol "FLKY" on the Nasdaq SmallCap Market on July 1, 1996. As of September 25, 1996 there were 958,812 shares of the common stock outstanding and approximately 285 holders of record of common stock. No dividends have been paid on the common stock as of September 25, 1996.

     Item 6.  Management's Discussion and Analysis of Financial Condition and
     ------------------------------------------------------------------------
     Results of Operations
     ---------------------

     General

               Prior to the Conversion, the Company had no material operations. The Company's principal business since June 28, 1996 has been that of the Bank. As a result, this discussion for periods ended and as of dates on or prior to June 28, 1996 relates to the financial condition and results of operations of the Bank. The principal business of the Company consists of accepting deposits from the general public and investing these funds primarily in loans and in investment securities and mortgage-backed securities. The Company's loans presently consist primarily of loans secured by residential real estate located in its market area, with a limited amount of loans secured by consumer loans.

               The Company's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loan, investment securities and mortgage-backed securities portfolio and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Company's net income also is affected by the level of noninterest expenses such as compensation and employee benefits and FDIC insurance premiums.

               The operations of the Company are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds.
     Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Company's market area.

     Asset/Liability Management

               The Company has sought to reduce its exposure to changes in interest rates by matching more closely the effective maturities or repricing characteristics of its interest-earning assets and interest-bearing liabilities. The matching of the Company's assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest rate sensitive and by monitoring the expected effects of interest rate changes on the Company's net interest income.

               An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Company's assets mature or reprice more quickly or to a greater extent than its liabilities, the Company's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. If the Company's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Company's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. As a result of the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits, the Company has pursued certain strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates.

               In accordance with the Company's interest rate risk policy, management has emphasized the origination of adjustable rate mortgage loans with rate adjustments indexed to the one-year Treasury bill, adjusted for constant maturity, and has also used FHLB advances to better match maturities of funding sources with the terms of fixed-rate mortgage loans originated by the Bank. Management believes that this approach to loan originations allow the Bank to respond to customer demand while minimizing interest rate and credit risk and without increasing operating expenses.
     At June 30, 1996, mortgage loans with adjustable rates represented 78.8% of the Company's mortgage loan portfolio. Approximately 98.0% of the Company's adjustable rate mortgage loans have an annual adjustment cap of two percent and a lifetime cap of five percent, and may not decline more than 1% below the initial interest rate. These caps may restrict the interest rates from increasing at the same pace that the Company's cost of funds increase. However, some of the rates on adjustable rate mortgages may already be at their lifetime floor, which would also restrict future downward adjustments and thereby eliminate the Company's interest rate risk associated with a declining interest rate environment.

     Interest Rate Sensitivity Analysis

               The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 1996, the Bank had an excess of interest-earning assets over interest-bearing liabilities maturing or repricing within one year of approximately $11.5 million, resulting in a positive one-year interest rate sensitivity gap of 28.2%. Generally, for institutions with a positive gap, net interest income would be expected to be adversely affected by declining interest rates and positively affected by rising interest rates. Generally, during a period of rising interest rates, a negative gap would be expected to adversely affect net interest income while a positive gap would be expected to result in an increase in net interest income, while conversely during a period of declining interest rates, a negative gap would be expected to result in an increase in net interest income and a positive gap would be expected to adversely affect net interest income.

               The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1996 which are expected to mature or reprice in each of the time periods shown.

                                                        Over One    Over Five     Over Ten       Over
                                            One Year    Through      Through      Through       Twenty
                                             or Less   Five Years   Ten Years   Twenty Years    Years     Total
                                            ---------  -----------  ----------  -------------  --------  --------
                                                                    (Dollars in thousands)

Interest-earning assets:
 Single-family mortgage loans.............   $20,752      $ 3,609     $   813        $ 2,473   $    62   $27,709
 Multi-family residential mortgage loans..        --           --         304            275        --       579
 Construction.............................       513          802          --            110       710     2,135
 Nonresidential...........................       145          419         354            238        66     1,222
 Consumer.................................       290           54          --             --        --       344
 Interest bearing cash deposits in other
  institutions............................     7,285           --          --             --        --     7,285
 Investment securities....................       527           --          --             --        --       527
 Mortgage-backed securities...............        --            9          32             74        --       115
                                             -------      -------     -------        -------   -------   -------
   Total..................................    29,512        4,893       1,503          3,170       838    39,916
                                             -------      -------     -------        -------   -------   -------

Interest-bearing liabilities:
 Deposits.................................    18,027        5,437          19             --        --    23,483
 Borrowings...............................        --           --         330          3,150        --     3,480
                                             -------      -------     -------        -------   -------   -------
   Total..................................    18,027        5,437         349          3,150        --    26,963
                                             -------      -------     -------        -------   -------   -------

Interest sensitivity gap..................   $11,485      $  (544)    $ 1,154        $    20   $   838   $12,953
                                             =======      =======     =======        =======   =======   =======
Cumulative interest sensitivity gap.......   $11,485      $10,441     $12,095        $12,115   $12,953   $12,953
                                             =======      =======     =======        =======   =======   =======
Ratio of interest-earning assets
 to interest-bearing liabilities..........     163.7%      (90.0)%      430.7%         100.6%    100.0%    148.0%
                                             =======      =======     =======        =======   =======   =======
Ratio of cumulative gap to total assets...      28.2%        26.9%       29.7%          29.7%     31.8%     31.8%
                                             =======      =======     =======        =======   =======   =======


               The preceding table was prepared based upon the assumption that loans will not be repaid before their respective contractual maturity except for adjustable rate loans, which are classified based upon their next repricing date. Further, it is assumed that fixed maturity deposits are not withdrawn prior to maturity and that other deposits are withdrawn or repriced within one year. Management of the Bank does not believe that these assumptions will be materially different from the Bank's actual experience. However, the actual interest rate sensitivity of the Bank's assets and liabilities could vary significantly from the information set forth in the table due to market and other factors.

               The retention of adjustable-rate mortgage loans in the Bank's portfolio helps reduce the Bank's exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to borrowers as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. See "Item
     1. Description of Business -- Lending Activities -- Single-Family Residential Real Estate Lending."

               Net Portfolio Value. In recent years, the Company has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect of an institution's NPV and net interest income of instantaneous and permanent 1% to 4% increases and decreases in market interest rates. In the Company's interest rate sensitive policy, the Board of Directors has established a maximum decrease in net interest income and maximum decreases in NPV given these instantaneous changes in interest rates.

               The following table sets forth the interest rate sensitivity of the Company's net portfolio value as of June 30, 1996 in the event of 1%, 2%, 3% and 4% instantaneous and permanent increases and decreases in market interest rates, respectively. These changes are set forth below as basis points, where 100 basis points equals one percentage point.

                                                 Net Portfolio Value            NPV as % of Portfolio Value of Assets
        Change                             --------------------------------     ---------------------------------------
       in Rates                            $ Amount   $ Change    % Change         NPV Ratio       Basis Point Change
       --------                            --------  ----------   ---------     ----------------  ---------------------
                                                (Dollars in thousands)

           + 400  bp                        11,995     (1,386)       (10)            30.27%            (176)  bp
           + 300  bp                        12,534       (846)        (6)            31.06%             (96)  bp
           + 200  bp                        12,967       (413)        (3)            31.65%             (37)  bp
           + 100  bp                        13,253       (128)        (1)            31.97%              (5)  bp
               0  bp                        13,381                                   32.02%
           - 100  bp                        13,390         10          0             31.88%             (15)  bp
           - 200  bp                        13,361        (19)         0             31.66%             (36)  bp
           - 300  bp                        13,418         38          0             31.59%             (44)  bp
           - 400  bp                        13,545        164         +1             31.62%             (41)  bp


           OTS regulations incorporate an interest rate risk ("IRR") component into the risk-based capital rules. The new rule became effective January 1, 1994, with institutions first required to meet the new standards at July 1, 1994. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its NPV to changes in interest rates. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change.

           Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

           Certain shortcomings are inherent in the method of analysis presented in both the computation of NPV and in the analysis presented in prior tables setting forth the maturing and repricing of interest-earning assets and interest-bearing liabilities. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, which represent the Company's primary loan product, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

     Average Balance, Interest and Average Yields and Rates

           The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods and at the date indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

               The table also presents information for the periods and at the date indicated with respect to the difference between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                                                               Year Ended June 30,
                                             --------------------------------------------------------
                                                          1996                         1995
                                             ----------------------------   ---------------------------
                                                                  Average                       Average
                                             Average              Yield/    Average              Yield/
                                             Balance   Interest    Cost     Balance  Interest     Cost
                                             -------   --------  --------   -------  --------   --------
(Dollars in thousands)
Interest-earning assets:
  Loans receivable (1).....................  $30,442    $2,692     8.84%    $28,369    $2,454     8.65%
  Investment securities....................       24         8    31.91          24         7    27.57
  Non-marketable equity securities.........      308        21     6.74         257        16     6.32
  Mortgage-backed securities...............      130        14    10.78         160        17    10.66
  Other interest-bearing cash deposits.....    3,203       175     5.46       1,566        82     5.25
                                             -------    ------              -------    ------
   Total interest-earning assets...........   34,107     2,909     8.53      30,376     2,576     8.48
                                                        ------                         ------
Unrealized gains on securities available
 for sale..................................      451                            374
Non-interest-earning assets................    1,062                            749
                                             -------                        -------
   Total assets............................  $35,620                        $31,499
                                             =======                        =======

Interest-bearing liabilities:
  Deposits.................................  $25,502    $1,460     5.73     $23,326    $1,075     4.61
  Borrowings...............................    4,299       275     6.39       3,437       223     6.50
                                             -------    ------              -------    ------
   Total interest-bearing liabilities......   29,801     1,735     5.82      26,763     1,298     4.85
                                                        ------                         ------
Non-interest-bearing liabilities...........      388                            271
                                             -------                        -------
   Total liabilities.......................   30,189                         27,034
Retained earnings and capital..............    5,133                          4,218
Unrealized gain on securities
  available for sale.......................      298                            247
                                             -------                        -------
   Total liabilities and retained
    earnings...............................  $35,620                        $31,499
                                             =======                        =======

Net interest income........................             $1,174                         $1,278
                                                        ======                         ======
Interest rate spread.......................                        2.71%                          3.63%
                                                                  =====                         ======
Net yield on interest-earning assets.......                        3.44%                          4.21%
                                                                  =====                         ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities..                      114.45%                        113.50%
                                                                 ======                         ======

- --------------------

(1)  Includes nonaccrual loans.

     Rate/Volume Analysis

               The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (changes in rate multiplied by old volume); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

                                                   Year Ended June 30,
                                             --------------------------------
                                              1996           vs.        1995
                                             --------------------------------
                                                   Increase (Decrease)
                                                          Due to
                                             --------------------------------
                                                               Rate/
                                             Volume    Rate   Volume   Total
                                             -------  ------  -------  ------
                                                      (In thousands)
     Interest income:
       Loans receivable....................   $ 179      55        4     238
       Investment securities...............      --       1       --       1
       Nonmarketable equity securities.....       3       1       --       4
       Mortgage-backed securities..........      (3)     --       --      (3)
       Other (1)...........................      86       3        3      92
                                              -----   -----     ----   -----
            Total interest-earning assets..     265      60        7     332
                                              -----   -----     ----   -----

     Interest expense:
       Deposits............................     100     261       24     385
       Borrowings..........................      56      (4)      (1)     51
                                              -----   -----     ----   -----
            Total interest-bearing
               liabilities.................   $ 156   $ 257     $ 23   $ 436
                                              =====   =====     ====   =====

     Change in net interest income.........   $ 109   $(197)    $(16)  $(104)
                                              =====   =====     ====   =====

- --------------------
     (1)  Consists of overnight deposits, and cash deposits with the FHLB.


     Comparison of Financial Condition at June 30, 1996 and June 30, 1995

          The Bank's total assets increased by approximately $6.9 million, or 20.4% from $33.8 million at June 30, 1995 to $40.7 million at June 30, 1996. The increase results primarily from an increase in interest-bearing cash deposits in other depository institutions of approximately $5.3 million, or 265.0%, to $7.3 million at June 30, 1996 from approximately $2.0 million at June 30, 1995. This increase reflects the influx of cash deposits for investment in the equity of the Bank.

          Available-for-sale securities increased approximately $103,000, or 24.3%, to $527,000 at June 30, 1996 from $424,000 at June 30, 1995. The increase was due to an increase in the value of the Bank's investment in Federal Home Loan Mortgage Corporation ("FHLMC") stock, which increased to $85.50 per share at June 30, 1996 from $68.75 per share at June 30, 1995. The recognition of such gain in the carrying value of the FHLMC stock is consistent with the Bank's adoption in fiscal year 1995 of Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that securities classified as "available-for-sale" be recorded at market value rather than at cost. See Note 1 of Notes to Consolidated Financial Statements.

          The Bank's total loans receivable increased $1.4 million, or 4.7% to $31.4 million at June 30, 1996 from $30.0 million at June 30, 1995. As rates decrease, consumers tend to favor fixed-rate loans rather than adjustable-rate loans that would later give rise to increased rates. Because of the declining interest rate environment during the year ended June 30, 1996, the amount of loan originations during such period declined.

          The majority of the increase in interest-bearing cash deposits in other depository institutions and in stockholder's equity was due to the capital infusion from the initial public offering of stock. Savings accounts and certificates decreased $0.7 million from $24.2 million at June 30, 1995 to $23.5 million at June 30, 1996. Certificates of deposit with maturities of 12 months to 36 months decreased $1.5 million from $16.3 million at June 30, 1995 to $14.8 million at June 30, 1996. The decrease in certificates was offset by an increase in long term deposits which increased $824,000 for the period. The Bank depends primarily upon deposit growth rather than borrowings for its funding source and therefore actively
     competes for deposits in its market area.    The Bank offered higher rates
     on its deposit funding sources prior to the initial public offering of stock to increase liquidity for lending purposes. The Bank anticipates funding future loan originations from its balance of cash and interest-bearing deposits in other depository institutions.

          Real estate owned increased from $10,000 at June 30, 1995 to $169,000 at June 30, 1996. In October 1995, the Bank sold its $10,000 real estate owned. Also in October 1995, the Bank transferred a $118,000 residential real estate loan to real estate owned. The property was sold in 1996. In April 1996, the Bank transferred a $169,000 nonaccruing single-family residential real estate loan to real estate owned following the acquisition of the single-family residence securing the loan through a deed in lieu of foreclosure. In June 1996, the Bank entered into a contract for the sale of the property. If this sale is completed, there will be an immaterial loss. If the sale is not completed, the Bank will seek another buyer for this property.

          Federal Home Loan Bank advances declined $1.2 million from $4.7 million at June 30, 1995 to $3.5 million at June 30, 1996. The Bank used cash on hand to reduce such advances.

     Comparison of Operating Results for the Years Ended June 30, 1996 and 1995

          Net Income. The Bank's net income decreased $164,000, or 34.6%, from $474,000 for the year ended June 30, 1995 to $310,000 for the year ended June 30, 1996. The decrease was due to a $104,000 decline in net interest income, an increase in the provision for loan loss of approximately $35,000, and an increase in other expenses of $116,000 offset in part by a $92,000 decline in tax expense.

          Net Interest Income. Net interest income decreased $104,000, or 8.0%, to $1.2 million for the year ended June 30, 1996 from $1.3 million for the year ended June 30, 1995, due primarily to the decrease in the Bank's interest rate spread to 2.71% for the year ended June 30, 1996 from 3.63% for the year ended June 30, 1995, which resulted in the decrease in the Bank's net yield on interest-earning assets to 3.44% for the year ended June 30, 1996 from 4.21% for the year ended June 30, 1995.

          Interest Income. Total interest and dividend income increased approximately $333,000, or 12.8%, to $2.9 million for the year ended June 30, 1996 from $2.6 million for the year ended June 30, 1995. The increase primarily reflects an increase in interest income on loans and an increase in interest on deposits in other depository institutions. Interest income on loans increased approximately $235,000, or 9.4%, to $2.7 million for the year ended June 30, 1996 from $2.5 million for the year ended June 30, 1995. Such increase reflects a $2.1 million increase in the average balance of loans outstanding during the year ended June 30, 1996 from the year ended June 30, 1995 as the Bank continued its policy during 1996 of loan growth through originations. Interest income on deposits in other depository institutions increased $98,000, or 93.3%, to $203,000 for the year ended June 30, 1996 from $105,000 for the year ended June 30, 1995. The increase primarily reflects a $2.2 million increase in the average balance of such deposits during the year ended June 30, 1996 from the same period in 1995 as the Bank increased its liquidity through deposit growth and contributed capital for use in originating loans.

          Interest Expense. Total interest expense increased approximately $437,000, or 52.9%, to $1.7 million for the year ended June 30, 1996 from $1.3 million for the year ended June 30, 1995. Of such amount, interest on savings accounts and certificates increased approximately $385,000, or 38.5%, to $1.5 million for the year ended June 30, 1996 from $1.1 million for the year ended June 30, 1995. This increase is primarily attributable to the Bank's increase in deposit rates to maintain its deposit base to fund loan originations. The average cost of deposits increased by 1.12% (i.e., 112 basis points) to 5.73% for the year ended June 30, 1996 from 4.61% for the year ended June 30, 1995. Interest on other borrowings also increased $51,000, or 22.8%, to $275,000 for the year ended June 30, 1996 from $224,000 for the year ended June 30, 1995, primarily reflecting a 26.5% increase in the average balance of FHLB advances outstanding to $4.3 million for the year ended June 30, 1996 from $3.4 million for the year ended June 30, 1995.

          Provision for Loan Losses. For a discussion of management's methodology for establishing the provision for loan losses and the Bank's historical experience in this regard, see " -- Comparison of Results for the Years Ended June 30, 1996 and 1995." The Bank established provisions for loan losses of approximately $41,000 and $6,000 in the year ended June 30, 1996 and 1995, respectively. Management's determination to increase the reserve was based in part on the general increases in loans outstanding of $1.4 million, or 4.7%, during 1996. The Bank's provision for loan losses is based upon management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions. See "Business of the Bank -- Lending Activities -- Allowance for Loan Losses."

          Noninterest Expense. Total noninterest expense increased $116,000, or 20.9% from $555,000 for the year ended June 30, 1995 to $671,000 for the year ended June 30, 1996. This increase was caused primarily by an increase of $72,000 in compensation and benefits as a result of general salary increases, the addition of one loan officer and two tellers and initial accrual of retirement plan expense.

          Income Tax. The effective tax rate for the year ended June 30, 1996 and 1995 was 33% and 34%, respectively. The expense decreased approximately $92,000, or 37.7%, from $244,000 for the year ended June 30, 1995 to $152,000 for the year ended June 30, 1996. The decrease was due to the decrease in the Bank's income before income taxes.

          Performance Ratios


                               Year ended June 30,
                               ------------------
                                 1996      1995
                               --------  --------
     Return on average assets     0.87%   1.50%

     Return on average equity     5.71%  10.61%

     Dividend payout ratio        0.00%   0.00%

     Average total equity to     15.24%  14.18%
       average total assets

     Liquidity and Capital Resources

               The Company's primary source of liquidity, in addition to the $8.4 million in net proceeds retained by the Company from the Conversion, will be dividends paid by the Bank and earnings on that portion of the net proceeds retained by the Company. The Bank, as a stock savings bank, is subject to certain regulatory limitations with respect to the payment of dividends to the Company. See "Item 1. Regulation -- Regulation of the Bank -- Dividend Restrictions."

               The Bank's capital ratios are substantially in excess of current regulatory capital requirements. At June 30, 1996, the Bank's tangible and core capital amounted to 29.5% of adjusted total assets, or 28.0% and 26.8%, respectively, in excess of the Bank's current 1.5% tangible and 3.0% core capital requirements. Additionally, the Bank's risk-based capital ratio was 60.9% at June 30, 1996, or 52.9% in excess of the Bank's 8.0% risk-based capital requirement.

               The Bank's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans and proceeds from maturing investment securities, as well as the net proceeds from the Conversion of approximately $8.4 million. In addition, as a member of the FHLB of Cincinnati, the Bank is eligible to borrow funds from the FHLB of Cincinnati in the form of advances.

               The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5.0%. The Bank's liquidity ratio averaged 31.4% for the month of June 1996. Historically, management of the Bank has sought to maintain a relatively high level of liquidity in order to retain flexibility to take advantage of investment opportunities. The Company intends to continue its practice of investing available funds in loan originations, especially residential real estate loans with adjustable rates. The Company also intends to continue its origination of fixed-rate residential real estate loans, but expects to fund such loans with FHLB advances or certificates of deposit with similar maturities. While management believes that a higher liquidity ratio would allow for certain flexibility in making investments, including mortgage loans, management believes that the Company's liquidity is adequate to meet current needs. The Company may, however, elect to increase its borrowings from the FHLB of Cincinnati or increase its rates on deposits in order to generate additional funds. Because liquid assets generally provide for lower rates of return, the Company's relatively higher liquidity will, to a certain extent, result in a lower rate of return on assets.

               The Company's most liquid asset is cash held in an interest-bearing overnight interest account at the FHLB of Cincinnati. The level of cash is dependent on the Company's operating, financing and investing activities during any given period. Such cash totaled $7.3 million at June 30, 1996.

               Another source of liquidity is the Bank's ability to obtain advances from the FHLB of Cincinnati. In addition, the Company maintains a significant portion of its investments in FHLB overnight funds that will be available when needed.

               Management believes that the Company will have sufficient funds available to meet its current commitments. At June 30, 1996, the Company had commitments to originate loans of $454,000. Certificates of deposit which were scheduled to mature in less than one year at June 30, 1996, totaled $13.9 million. On the basis of historical experience, management believes that a significant portion of such deposits will remain with the Company.

     Impact of Inflation and Changing Prices

               The Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

     Impact of New Accounting Standards

               Accounting for ESOP. The Accounting Standards Division of the American Institute of Certified Public Accountants approved Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which is effective for fiscal years beginning after December 15, 1993. SOP 93-6 changed, among other things, the measure of compensation recorded by employers from the cost of ESOP shares to the fair value of ESOP shares. To the extent that the fair value of the Common Stock held by the ESOP that are committed to be released directly to compensate employees, differs from the cost of such shares, compensation expenses and a related charge or credit to additional paid-in capital will be reported in the Company's financial statements. The adoption of the ESOP by the Bank and the application of SOP 93-6 is likely to result in fluctuations in compensation expense as a result of changes in the fair value of the Common Stock. However, any such compensation expense fluctuations will result in an offsetting adjustment to paid-in capital, and therefore, total capital will not be affected.

               Impairment of Long-Lived Assets. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The impact on the financial statements for implementation of the statement is not expected to be material.

               Mortgage Servicing Rights. In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate asset rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of the mortgage loans to be sold should be allocated between the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values. If not, the entire cost should be allocated to the mortgage loans. This statement applies prospectively in fiscal years beginning after December 15, 1995. The impact on the financial statements for implementation of the Statement is not expected to be material.

               Accounting for Stock-Based Compensation. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation to Employees." This Statement encourages entities to adopt the fair value based method of accounting for employee stock options or other stock compensation plans. However, it allows an entity to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Most fixed stock option plans -- the most common type of stock compensation plan -- have no intrinsic value at grant date, and under Opinion No. 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock based compensation plans under Opinion No. 25, including plans with variable, usually performance-based, features. This Statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. This statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will adopt the Statement on the date the Company authorizes the issuance of stock options as contemplated in the Company's prospectus dated May 13, 1996. The Company has determined it will use the accounting provisions prescribed by APB Opinion No. 25.

               In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement applies prospectively in fiscal years beginning after December 31, 1996. The Corporation does not expect the implementation of this statement to have a material affect on the financial statements.

     Item 7.  Financial Statements
     -----------------------------

                       FIRST LANCASTER BANCSHARES, INC.

                                AND SUBSIDIARY

                                    _______

                              REPORT ON AUDITS OF

                                 CONSOLIDATED

                             FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED

                            JUNE 30, 1996 AND 1995

                                C O N T E N T S
                                   --------


                                                     Pages
                                                     -----

Report of Independent Accountants                        1
Consolidated Financial Statements:
    Balance Sheets                                       2
    Statements of Income                                 3
    Statements of Changes in Stockholders' Equity        4
    Statements of Cash Flows                             5
    Notes to Financial Statements                     6-26


REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
First Lancaster Bancshares, Inc.
Lancaster, Kentucky

We have audited the accompanying consolidated balance sheets of First Lancaster Bancshares, Inc. and Subsidiary (the Corporation) as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Lancaster Bancshares, Inc. and Subsidiary as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Bank changed its method of accounting for certain investments in debt and equity securities in 1995.



/s/ Coopers & Lybrand L.L.P.

Lexington, Kentucky
July 29, 1996

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and 1995


                        ASSETS                                                       1996              1995

Cash                                                                            $    339,445      $    357,713
Interest-bearing cash deposits in other depository institutions                    7,285,412         1,994,181
Investment securities available-for-sale, at market value (amortized
    cost $24,158 at June 30, 1996 and 1995)                                          527,364           424,050
Mortgage-backed securities, held to maturity (market value of
    $125,000 and $154,442 at June 30,1996 and 1995, respectively)                    114,979           144,056
Investments in nonmarketable equity securities, at cost                              315,600           300,400
Loans receivable, net                                                             31,385,400        29,958,452
Real estate acquired by foreclosure                                                  168,965            10,000
Income tax receivable                                                                                   30,987
Accrued interest receivable                                                          138,213           108,046
Office property and equipment, at cost, less accumulated depreciation                427,390           464,676
Other assets                                                                          23,870            19,733
                                                                                ------------      ------------
                   Total assets                                                 $ 40,726,638      $ 33,812,294
                                                                                ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Savings accounts and certificates                                               $ 23,482,589      $ 24,186,523
Advance payments by borrowers for taxes and insurance                                 24,840            26,083
Accrued interest on savings accounts and certificates                                 45,961            54,831
Federal Home Loan Bank advances                                                    3,480,410         4,675,317
Accounts payable and other liabilities                                               113,958            72,886
Income tax payable                                                                     2,230
Deferred income tax payable                                                          163,463           153,606
                                                                                ------------      ------------
                   Total liabilities                                              27,313,451        29,169,246
                                                                                ------------      ------------

Commitments and contingencies (Notes 5 and 10)

Preferred stock, 500,000 shares authorized
Common stock, $.01 par value; 9,588,120 shares authorized;
    882,108 shares issued and outstanding at June 30, 1996                             9,588
Additional paid-in capital                                                         9,149,403
Employee stock ownership plan                                                       (767,040)
Unrealized gain on securities available-for-sale (net of deferred tax
    liability of $171,090 and $135,963, respectively)                                332,116           263,929
Retained earnings, substantially restricted                                        4,689,120         4,379,119
                                                                                ------------      ------------
                   Total stockholders' equity                                     13,413,187         4,643,048
                                                                                ------------      ------------
                   Total liabilities and stockholders' equity                   $ 40,726,638      $ 33,812,294
                                                                                ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the years ended June 30, 1996 and 1995


                                                                                     1996              1995

Interest on loans and mortgage-backed securities                                $  2,706,214      $  2,471,281
Interest and dividends on investments and deposits in other
    depository institutions                                                          203,215           105,243
                                                                                ------------      ------------
                   Total interest income                                           2,909,429         2,576,524
                                                                                ------------      ------------
Interest on savings accounts and certificates                                      1,460,215         1,074,699
Interest on other borrowings                                                         274,818           223,656
                                                                                ------------      ------------
                   Total interest expense                                          1,735,033         1,298,355
                                                                                ------------      ------------
                   Net interest income                                             1,174,396         1,278,169
Provision for loan losses                                                             41,328             5,832
                                                                                ------------      ------------
                   Net interest income after provision for loan losses             1,133,068         1,272,337
                                                                                ------------      ------------
Other expenses:
    Compensation                                                                     281,122           255,592
    Employee retirement and other benefits                                            69,092            22,689
    State franchise taxes                                                             28,584            26,460
    SAIF deposit insurance premium                                                    67,866            63,076
    Depreciation                                                                      37,286            25,597
    Data processing                                                                   40,651            36,330
    Other                                                                            146,651           125,103
                                                                                ------------      ------------
                   Total other expenses                                              671,252           554,847
                                                                                ------------      ------------
                   Income before income taxes                                        461,816           717,490

Provision for income taxes                                                           151,815           243,900
                                                                                ------------      ------------
                   Net income                                                   $    310,001      $    473,590
                                                                                ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended June 30, 1996 and 1995

                                                                                        Unrealized
                                                                         Employee        Gains on
                                                         Additional       Stock         Securities                      Total
                                           Common         Paid-In       Ownership        Available      Retained     Stockholders'
                             Shares        Stock          Capital          Plan          for Sale       Earnings        Equity
                          ------------  -------------  -------------   -------------   -------------  -------------  -------------
Balance, June 30, 1994                                                                                  $3,905,529    $ 3,905,529

Net income                                                                                                 473,590        473,590

Cumulative effect as of
     July 1, 1994 of
     unrealized gain
     on securities
     available-for-sale,
     net of deferred tax
     liability of $118,662                                                                $230,344                        230,344

Change in unrealized
     gain on securities
     available-for-sale,
     net of deferred tax
     liability of $17,301                                                                   33,585                         33,585
                          ------------  -------------  -------------   -------------   -------------  -------------  -------------
Balance, June 30, 1995                                                                     263,929       4,379,119      4,643,048

Proceeds from issuance
     of common stock,
     net of conversion
     expense of $429,129     958,812        $9,588      $9,149,403                                                      9,158,991

Employee Stock
     Ownership Plan
     (ESOP)                  (76,704)                                    $(767,040)                                      (767,040)

Net income                                                                                                 310,001        310,001

Change in unrealized
     gain on securities
     available-for-sale,
     net of deferred tax
     liability of $35,127                                                                   68,187                         68,187
                          ------------  -------------  -------------   -------------   -------------  -------------  -------------
Balance, June 30, 1996       882,108        $9,588      $9,149,403       $(767,040)       $332,116      $4,689,120    $13,413,187
                          ============  =============  =============   =============   =============  =============  =============

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 1996 and 1995

                                                               1996                   1995
Cash flows from operating activities:
  Net income                                                $    310,001           $    473,590
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                  37,286                 25,597
    Provision for loan losses                                     41,328                  5,832
    Stock dividend, FHLB stock                                   (15,200)               (15,200)
    Deferred income taxes                                        (25,270)                12,267
    Net loan origination fees deferred                            29,430                 31,423
    Amortization of deferred loan fees                           (18,893)               (18,042)
    Accretion of discount on mortgage-backed
     securities                                                     (150)                (1,198)
    Loss on sale of real estate acquired by
     foreclosure                                                   8,579
    Change in assets and liabilities:
      Income tax receivable                                       30,987                (30,987)
      Accrued interest receivable                                (30,167)               (47,352)
      Other assets                                                (4,137)               (12,582)
      Accrued interest on savings accounts and
       certificates                                               (8,870)                15,373
      Accounts payable and other liabilities                      41,072                 32,077
      Income tax payable                                           2,230                   (853)
                                                            ------------           ------------
        Net cash provided by operating activities                398,226                469,945
                                                            ------------           ------------
Cash flows from investing activities:
  Purchase of Federal Home Loan Bank stock                                              (49,300)
  Proceeds from sale of real estate acquired by
   foreclosure                                                   119,421
  Mortgage-backed securities principal repayments                 29,227                 37,655
  Net (increase) decrease in loans receivable                 (1,765,778)            (4,367,165)
  Purchase of office property and equipment                                            (242,626)
                                                            ------------           ------------
        Net cash used in investing activities                 (1,617,130)            (4,621,436)
                                                            ------------           ------------
Cash flows from financing activities:
  Net (decrease) increase in savings accounts and
   certificates                                                2,993,959                669,400
  Net (decrease) increase in advance payments by
   borrowers for taxes and insurance                              (1,243)                 4,440
  Federal Home Loan Bank advances                                                     4,714,846
  Federal Home Loan Bank advance principal repayments         (1,194,907)               (39,529)
  Proceeds from stock conversion                               5,123,187
  Stock conversion costs                                        (429,129)
                                                            ------------           ------------
        Net cash provided by financing activities              6,491,867              5,349,157
                                                            ------------           ------------
        Net increase in cash and cash equivalents              5,272,963              1,197,666

Cash and cash equivalents at beginning of year                 2,351,894              1,154,228
                                                            ------------           ------------
Cash and cash equivalents at end of year                    $  7,624,857           $  2,351,894
                                                            ============           ============
Supplemental disclosure of cash flow information:
  Interest paid                                             $  1,751,530           $   1,257,727
  Income taxes paid                                         $     176,421          $     263,473
Supplemental disclosure of non-cash investing and
 financing activities:
  Unrealized gain on securities available for sale,
   net of deferred tax liability of $35,127 and
   $135,963, respectively                                   $     68,187           $    263,929
Real estate acquired by foreclosure                         $    286,965
Conversion proceeds transferred from savings deposits       $  3,697,893


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   The following is a description of the more significant accounting policies which First Lancaster Bancshares, Inc. (the Corporation) and its wholly owned subsidiary, First Lancaster Federal Savings Bank (the Bank), follow in preparing and presenting the consolidated financial statements.

   A. Basis of Presentation
      ---------------------

      The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank's wholly-owned subsidiary, First Lancaster Corporation. All significant intercompany accounts and transactions have been eliminated.

      In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Bank's net interest income and the value of its recorded assets and liabilities. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with this determination, management obtains independent appraisals for significant properties and prepares fair value analyses as appropriate.

      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize such losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Lancaster and the State of Kentucky. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

      The Federal Deposit Insurance Corporation ("FDIC") has lowered the deposit insurance assessment rate for most commercial banks insured by the Bank Insurance Fund ("BIF") to 0.04% of insured deposits. The FDIC has indicated that the assessment rate for SAIF-insured institutions will not fall below .23% of insured deposits until approximately the year 2002. This decrease in BIF rates has resulted in a substantial disparity in deposit insurance premiums paid by savings institutions, such as the Bank, which are insured by the Savings Association Insurance Fund ("SAIF") and institutions insured by the BIF. The lower rates paid by BIF-insured institutions are likely to give them a significant competitive advantage over SAIF-insured institutions such as the Bank.

   A. Basis of Presentation, continued
      --------------------------------

      To alleviate this disparity, one proposal being considered by the U.S. Department of Treasury, the FDIC, and the U.S. Congress provides that a one-time assessment of as much as 80 basis points be imposed on all SAIF-insured deposits to cause the SAIF insurance fund to reach its designated reserve ratio (currently 1.25%). Once this occurs, the two funds would be merged into one fund. There can be no assurance that this proposal or any other proposal will be implemented or that premiums for either fund will not be adjusted in the future by the FDIC or legislative action.

      The payment of a special assessment would severely and negatively impact the Bank's results of operations, resulting in a net charge of up to approximately $124,000, after adjusting for tax benefits. However, if such a special assessment is imposed and the SAIF is recapitalized, it could have the effect of reducing the Bank's insurance premiums in the future, thereby creating equal competition between BIF-insured and SAIF-insured institutions.

      In addition, legislation that is effective for tax years beginning after December 31, 1995 would require savings associations to recapture into taxable income the portion of the tax loan reserve that exceeds the 1987 tax loan loss reserve. All of the Bank's tax loan loss reserves at June 30, 1996 were pre 1987 loan loss reserves and therefore this provision should not affect future operations. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use either the experience method or the specific charge-off method of accounting for bad debts.

   B. Organization
      ------------

      The Bank is a federally chartered savings bank and a member of the Federal Home Loan Bank System. As a member of this system, the Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of its outstanding residential mortgage loans, 3% of its total assets or 5% of its outstanding advances from the bank, whichever is greater. No ready market exists for the stock and it has no quoted market value.

      The Corporation's purpose is to act as a holding company with the Bank as its sole subsidiary. The Corporation's principle business is the business of the Bank, and the Bank is predominately engaged in the business of receiving deposits from and making first mortgage loans to borrowers on one to four family residential properties domiciled in Central Kentucky.

      Savings deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limitations. The Bank pays a premium to the FDIC for the insurance of such savings deposits.

   C. Cash and Cash Equivalents
      -------------------------

      For purposes of reporting consolidated cash flows, the Bank considers cash, balances with banks and interest-bearing cash deposits in other depository institutions with maturities of three months or less to be cash equivalents.

   D. Investment Securities and Mortgage-Backed Securities
      ----------------------------------------------------

      In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that all investments in debt securities and all investments in equity securities that have readily determinable fair values be classified into three categories. Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near future are classified as trading securities. All other securities are classified as available for sale. Securities classified as trading and available for sale are carried at market value. Unrealized holding gains and losses for trading securities are included in current income. Unrealized holding gains and losses for available for sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Investments classified as held to maturity will be carried at amortized cost. The statement was adopted effective July 1, 1994.

      The Bank has analyzed its debt securities portfolio, and based on this analysis, the Bank has determined to classify all debt securities as held to maturity due to management's intent and ability to hold all debt securities so classified until maturity. Equity securities are classified as available for sale.

      No active market exists for Federal Home Loan Bank capital stock. The carrying value is estimated to be fair value, since if the Bank withdraws membership in the Federal Home Loan Bank, the stock must be redeemed for face value. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using the interest method. Gain or loss on sale of investments available-for-sale is reflected in income at the time of sale using the specific identification method.

   E. Depreciation
      ------------

      Depreciation of office property and equipment is calculated using straight-line and accelerated methods over the estimated useful lives of such property. The gain or loss on the sale of office property and equipment is recorded in the year of disposition.

   F. Loan Fees
      ---------

      Loan fees are accounted for in accordance with SFAS No. 91. SFAS No. 91 requires that loan origination fees and certain related direct loan origination costs be offset and that the resulting net amount be deferred and amortized over the contractual life of the related loans as an adjustment to the yield of such loans.

   G. Provision for Loan Losses
      -------------------------

      The Bank has established an allowance for loan losses for the purpose of absorbing losses associated with the Bank's real estate mortgage loan portfolio. All actual loan losses are charged to the related allowance and all recoveries are credited to it when management deems the ultimate collectibility of the loan is readily determinable. Additions to the allowance for loan losses are provided by charges to operations based on various factors, including the market value of the underlying collateral, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. Management evaluates the carrying value of loans periodically in order to evaluate the adequacy of the allowance. While management uses the best information available to make these evaluations, future adjustments to the allowance may be necessary if the assumptions used in making the evaluations require material revision.

      In May 1993 the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), which is effective for fiscal years beginning after December 15, 1994. The Statement addresses the accounting by creditors for impairment of certain loans. It is generally applicable for all loans except large groups of smaller balance homogenous loans that are collectively evaluated for impairment including residential mortgage loans and consumer installment loans.

      SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreements.

      In October 1994, the FASB issued SFAS No. 118, which is effective concurrent with the effective date of SFAS No. 114. This Statement amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. Also, this statement requires the disclosure about the recorded investment in certain impaired loans and how the creditor recognizes interest income related to those impaired loans. The Bank adopted the provisions of SFAS Nos. 114 and 118 as of July 1, 1995 and the impact of the adoption of SFAS Nos. 114 and 118 was immaterial.

   H. Real Estate Acquired by Foreclosure
      -----------------------------------

      Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of (1) cost or (2) fair value minus estimated costs to sell. Any reduction to fair value from the new cost basis recorded at the time of acquisition is accounted for as a valuation reserve. Revenue and expenses from operations and additions to the valuation allowance are included in loss on foreclosed real estate.

   I. Income Recognition on Impaired and Nonaccrual Loans
      ---------------------------------------------------

      Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

      Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

      Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

   J. Income Taxes
      ------------

      Deferred income taxes are recognized for certain income and expenses that are recognized in different periods for tax and financial statement purposes.

   K. Effect of Implementing New Accounting Standards
      -----------------------------------------------

      The Accounting Standards Division of the American Institute of Certified Public Accountants approved Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which is effective for fiscal years beginning after December 15, 1993. SOP 93-6 changed, among other things, the measure of compensation recorded by employers from the cost of ESOP shares to the fair value of ESOP shares. To the extent that the fair value of First Lancaster Federal's ESOP shares, committed to be released directly to compensate employees, differs from the cost of such shares, compensation expenses and a related charge or credit to additional paid-in capital will be reported in the Company's financial statements. The adoption of the ESOP by the Bank and the application of SOP 93-6 is likely to result in fluctuations in compensation expense as a result of changes in the fair value of the Common Stock; however, any such compensation expense fluctuations will result in an offsetting adjustment to paid-in capital. Therefore, total capital will not be affected.

   K. Effect of Implementing New Accounting Standards, continued
      ----------------------------------------------------------

      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The impact on the financial statements for implementation of the statement is not expected to be material.

      In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of the mortgage loans to be sold should be allocated between the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values. If not, the entire cost should be allocated to the mortgage loans. This statement applies prospectively in fiscal years beginning after December 15, 1995. The impact on the financial statements for implementation of the Statement is not expected to be material.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement encourages entities to adopt the fair value based method of accounting for employee stock options or other stock compensation plans. However, it allows an entity to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will adopt the Statement on the date the Company authorizes the issuance of stock options as contemplated in the Company's prospectus dated May 13, 1996. The Company has determined it will use the accounting prescribed by APB Opinion No. 25.

   K. Effect of Implementing New Accounting Standards, continued
      ----------------------------------------------------------

      In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement applies prospectively in fiscal years beginning after December 31, 1996. The Corporation does not expect the implementation of this statement to have a material affect on the financial statements.

2. INVESTMENT SECURITIES:

   Investment securities are summarized as follows:


                                                                       Gross          Gross      Estimated
                                                      Amortized      Unrealized    Unrealized      Market
            June 30, 1996                                Cost          Gains         Losses         Value
     Available-for-Sale Equity Securities:
       Federal Home Loan Mortgage Corporation
           Common stock - 6,168 shares                $  24,158      $ 503,206      $            $ 527,364
                                                      =========      =========      =========    =========


            June 30, 1995

     Available-for-Sale Equity Securities:
       Federal Home Loan Mortgage Corporation
           Common stock - 6,168 shares                $  24,158      $ 399,892      $            $ 424,050
                                                      =========      =========      =========    =========


3. MORTGAGED-BACKED SECURITIES:

Mortgage-backed securities are summarized as follows:


                                                                       Gross          Gross      Estimated
                                                      Amortized      Unrealized    Unrealized      Market
            June 30, 1996                                Cost          Gains         Losses         Value
      FHLMC certificates                              $ 111,228      $   9,699                   $ 120,927
      GNMA certificate                                    3,751            322                       4,073
                                                      ---------      ---------      ---------    ---------
                                                      $ 114,979      $  10,021                   $ 125,000
                                                      =========      =========      =========    =========

            June 30, 1995

      FHLMC certificates                              $ 138,385      $  10,259                   $ 148,644
      GNMA certificate                                    5,671            127                       5,798
                                                      ---------      ---------      ---------    ---------
                                                      $ 144,056      $  10,386                   $ 154,442
                                                      =========      =========      =========    =========

   Accrued interest receivable on held-to-maturity mortgage-backed securities totaled $2,128 and $2,630 at June 30, 1996 and 1995, respectively.

   Expected maturities will differ from contractual maturities because borrowers may prepay obligations without prepayment penalties.

4. LOANS RECEIVABLE, NET:

   The Bank's loan portfolio consists principally of long-term conventional loans collateralized by first mortgages on single-family residences. All loans are carried at their unpaid principal balance. Loans receivable, net, at June 30, 1996 and 1995 consist of the following:

                                                                          1996                1995
   Single-family residential                                       $  27,708,600        $  26,446,811
   Multi-family residential                                              579,000              473,000
   Construction                                                        2,135,000            2,240,000
   Non-residential                                                     1,222,000              957,000
   Loans to depositors, secured by savings                               344,077              328,974
                                                                   -------------        -------------
                                                                      31,988,677           30,445,785

   Less:  Unearned loan origination fees                                  41,271               30,734
          Undisbursed portion of mortgage loans                          462,006              386,599
          Allowance for loan losses                                      100,000               70,000
                                                                   -------------        -------------
                                                                   $  31,385,400        $  29,958,452
                                                                   =============        =============

   Accrued interest receivable on loans totaled $136,085 and $105,416 at June 30, 1996 and 1995, respectively.

   The following is a reconciliation of the allowance for loan losses:


                                                                          1996                1995
   Balance at beginning of year                                    $      70,000        $      70,000
   Provision charged to operations                                        41,328                5,832
   Loans charged off                                                     (11,328)              (5,832)
                                                                   -------------        -------------
   Balance at end of year                                          $     100,000        $      70,000
                                                                   =============        =============

   Nonaccrual loans amounted to approximately $231,221 and $315,838 at June 30, 1996 and 1995, respectively. At June 30, 1996 and 1995, the amount of interest income that would have been recorded on loans in nonaccrual status, had such loans performed in accordance with their terms, would have been approximately $10,160 and $5,658 respectively.

5. INVESTMENT IN NONMARKETABLE EQUITY SECURITIES:

                                                                  JUNE 30,
                                                      -------------------------------
                                                           1996             1995
     Federal Home Loan Bank of Cincinnati
       capital stock 2,904 and 2,854 shares
       in 1996 and 1995, respectively                 $  300,600          $  285,400
     Intrieve, Inc.
       capital stock 10 shares                            15,000              15,000
                                                      ----------          ----------
                                                      $  315,600          $  300,400
                                                      ==========          ==========

6. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk:

   The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.
   These financial instruments include mortgage commitments which amounted to $454,000 and $625,000 at June 30, 1996 and 1995, respectively. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

   The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of those commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but primarily includes residential real estate.

   The Bank has no significant concentrations of credit risk with any individual counterparty to originate loans. The Bank's lending is concentrated in residential real estate mortgages in the local Garrard and Jessamine County, Kentucky market.

7. OFFICE PROPERTY AND EQUIPMENT:

                                                           1996             1995
     Land                                             $   30,000          $   30,000
     Office building and improvements                    379,522             379,522
     Furniture and equipment                             185,552             185,552
                                                      ----------          ----------
                                                         595,074             595,074

     Less accumulated depreciation                       167,684             130,398
                                                      ----------          ----------
                                                      $  427,390          $  464,676
                                                      ==========          ==========

8. DEPOSITS:

                                                                  1996                     1995
BALANCES BY INTEREST RATE
Passbook, (3.00-3.75% in 1996;
    3.25-3.75% in 1995)                                   $  2,217,829      9.4%    $  1,503,688      6.2%
Money market deposit accounts
    (2.75%-4.00% in 1996; 3.99% in 1995)                     1,916,155      8.2        2,470,255     10.2
Certificates:
  1 year (4.50-6.75% in 1996; 4.25-6.75%
      in 1995)                                               7,489,407     31.9        7,461,916     30.9
  18 months (3.0-7.0% in 1996;
      3.25-7.0% in 1995)                                     3,573,153     15.2        4,480,507     18.5
  30 months (3.0-7.0% in 1996;
      3.75-7.0% in 1995)                                     3,708,206     15.8        4,346,174     18.0
  4-8 years (5.0-8.0% in 1996;
      6.0-8.0% in 1995)                                      1,564,677      6.7          740,448      3.0
Money market:
  3 months (4.0% in 1996; 5.25% in 1995)                        64,162      0.3          114,288      0.5
  6 months (4.25-5.0% in 1996;
      5.25-5.75% in 1995)                                    2,949,000     12.5        3,069,247     12.7
                                                          ------------    -----     ------------    -----
                                                            19,348,605     82.4       20,212,580     83.6
                                                          ------------    -----     ------------    -----
                                                          $ 23,482,589    100.0%    $ 24,186,523    100.0%
                                                          ============    =====     ============    =====

    Interest expense for certificates was $1,295,941 and $894,048 for the years ended June 30, 1996 and 1995, respectively. Interest expense for passbook and money market accounts was $164,274 and $180,651 for the years ended June 30, 1996 and 1995, respectively.

                                                                  1996                     1995
CERTIFICATE CONTRACTUAL MATURITIES
Money market:
  3 months                                                $     64,162      0.3%    $    114,288      0.6%
  6 months                                                   2,949,000     15.2        3,069,247     15.2

Others:
  12 - 36 months                                            14,770,766     76.4       16,288,597     80.6
  Over 36 months                                             1,564,677      8.1          740,448      3.6
                                                          ------------    -----     ------------    -----
                                                          $ 19,348,605    100.0%    $ 20,212,580    100.0%
                                                          ============    =====     ============    =====

9.  FEDERAL HOME LOAN BANK ADVANCES:

    Federal Home Loan Bank advances at June 30, 1996 and 1995 are as follows:

                                 JUNE 30, 1996             JUNE 30, 1995
                            -----------------------   -----------------------
    DATE OF     YEAR OF                    INTEREST                  INTEREST
     ISSUE      MATURITY       AMOUNT        RATE        AMOUNT        RATE
     7/08/94     7/07/95    $                         $   650,000      5.90%
     7/28/94     7/28/95                                  500,000      6.00
     8/11/94     8/11/14      1,500,000      6.23%      1,500,000      6.03
    10/27/94    11/01/04        177,160      8.45         210,471      8.45
    11/18/94    11/18/14      1,000,000      5.89       1,000,000      7.10
     1/31/95     1/30/15        650,000      5.46         650,000      7.27
     5/09/95     6/01/05        153,250      7.35         164,846      7.35
                            -----------               -----------
                            $ 3,480,410               $ 4,675,317
                            ===========               ===========

    The scheduled maturities of Federal Home Loan Bank advances for the five years subsequent to June 30, 1996 are as follows:

       1997              $    30,686
       1998                   33,235
       1999                   35,996
       2000                   38,988
       2001                   42,229
       Thereafter        $ 3,299,276
                         -----------
                         $ 3,480,410
                         ===========

    As collateral for the advance the Bank has pledged $5,220,615 of one to four family residential mortgages, which represents 150% of the amount of the advance.

10. RETAINED EARNINGS:

    In connection with the insurance of savings accounts, $558,222 of the Bank's retained income at June 30, 1996 is restricted and may be used only for the absorption of losses. This restriction does not represent a valuation allowance and was not created by charges against earnings.

    The Office of Thrift Supervision ("OTS") imposes regulations which provide that insured depository institutions must maintain certain levels of capital. The regulations include a leverage limit, a tangible capital requirement and a risk-based capital requirement. Specifically, the regulations provide that insured depository institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 3% of adjusted total assets and a combination of core and supplementary capital equal to 8% of risk weighted assets.

   Pursuant to Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991 regulations implementing the prompt corrective action provisions became effective on December 19, 1992. FDICIA also includes significant changes to the legal and regulatory environment for insured depository institutions, including reduction in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

    The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things.

    To be considered "well capitalized," an institution must generally have a leverage capital ratio of at least 5%, a tier one risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. At December 31, 1995 the Bank met the criteria required to be considered "well-capitalized" under this regulation.

    The following summarizes the Bank's capital requirements and position at June 30, 1996 and 1995. Amounts are in thousands.

                                                               JUNE 30,
                                                --------------------------------------
                                                       1996                 1995
                                                -----------------     ----------------
                                                 AMOUNT       %       AMOUNT       %
                                                --------    -----    --------    -----
       Tangible capital                         $ 12,015    29.5%    $  4,379    13.0%
       Tangible capital requirement                  606     1.5          507     1.5
                                                --------    -----    --------    -----
       Excess                                   $ 11,409    28.0%    $  3,872    11.5%
                                                ========    =====    ========    =====

       Core capital                             $ 12,015    29.8%    $  4,379    13.0%
       Core capital requirement                    1,212     3.0        1,014     3.0
                                                --------    -----    --------    -----
       Excess                                   $ 10,803    26.8%    $  3,365    10.0%
                                                ========    =====    ========    =====

       Tangible capital                         $ 12,015             $  4,379
       Allowance for loan losses                     100                   70
                                                --------             --------
       Total capital (core and supplemental)      12,115    60.9%       4,449    25.2%
       Risk-based requirement                      1,592     8.0        1,411     8.0
                                                --------    -----    --------    -----
       Excess                                   $ 10,523    52.9%    $  3,038    17.2%
                                                ========    =====    ========    =====

    The general valuation allowance may be included in risk-based capital up to a maximum of 1.25% of risk-weighted assets. In addition, the OTS has proposed a ruling affecting the amounts and composition of required regulatory capital. This proposal would require institutions accorded less than the highest rating by the OTS to maintain core capital of between 4% and 5% of assets, an increase from the present 3% requirement.

11. INCOME TAXES:

    Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying future statutory tax rates to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.

    The provision for income taxes consists of:

                                                       YEARS ENDED JUNE 30,
                                                     -----------------------
                                                        1996         1995
        Current                                      $ 177,085     $ 231,633
        Deferred                                       (25,270)       12,267
                                                     ---------     ---------
                                                     $ 151,815     $ 243,900
                                                     =========     =========

Deferred income taxes result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. The source of these temporary differences and the tax effect of each are as follows:

                                                       YEARS ENDED JUNE 30,
                                                     -----------------------
                                                         1996         1995
        Stock dividends on FHLB stock                $   6,902     $   5,168
        Provision for loan losses                      (10,370)       (1,949)
        Depreciation                                    (1,098)       12,330
        Loan fees deferred                              (3,583)       (4,550)
        Provision for uncollected interest              (1,530)        1,268
        Directors retirement expense                   (11,783)
        Supplemental executive retirement expense       (3,808)
                                                     ---------     ---------
                                                     $ (25,270)    $  12,267
                                                     =========     =========

The following tabulation reconciles the federal statutory tax rate to the effective rate of taxes provided for income before taxes:

                                                  YEARS ENDED JUNE 30,
                                          ------------------------------------
                                                1996                1995
        Tax at statutory rate             $ 157,187   34.0%   $ 243,947   34.0%
        Increases (decreases) in taxes
            resulting from:
          Other, net                         (5,372)  (1.2)         (47)   0.0
                                          ---------   -----   ---------   ----
                                          $ 151,815   32.8%   $ 243,900   34.0%
                                          =========   =====   =========   ====

     The tax effect of temporary differences giving rise to the Corporation's consolidated deferred income tax asset (liability) at June 30, 1996 and 1995 are as follows:

                                                      1996              1995
      Deferred tax assets:
        Allowance for loan losses                  $   34,000        $   23,630
        Deferred loan fees                             14,033            10,450
        Directors retirement expense                   11,783
        Supplemental executive retirement expense       3,808
        Allowance for uncollected interest              3,454             1,924
                                                   ----------        ----------
                                                       67,078            36,004



      Deferred tax liabilities:
        FHLB stock dividends                          (51,951)          (45,049)
        Depreciation on office property and
             equipment                                 (7,500)           (8,598)
        Unrealized gain on available for sale
        securities                                   (171,090)         (135,963)
                                                   -----------       -----------

     Deferred income tax liability                 $ (163,463)       $ (153,606)
                                                   ===========       ===========

     The bad debt deduction determined for tax purposes through December 31, 1987 was not charged to earnings in the financial statements, but resulted in an appropriation to restricted retained earnings for tax purposes. The accumulated appropriation of bad debts in restricted retained earnings at June 30, 1996 and 1995 is approximately $816,000. Reductions of such amounts for other than bad debt losses create income for tax purposes. The bank did not receive a bad debt deduction for 1996 or for 1995 under the reserve method as a result of the 12% withdrawable savings limitation.

12.  EMPLOYEE BENEFIT PLANS:

     A.  Retirement Plan
         ---------------
         The Bank is a participant in the Financial Institution's Retirement Fund, a multi-employer defined benefit retirement plan. The Plan is noncontributory and covers all employees who meet certain requirements as to age and length of service. The Bank's policy is to fund retirement costs accrued. Contributions were not required for the year ended June 30, 1996 due to the full funding limitation under the Internal Revenue Code. The Bank was not required to make a contribution in 1996. Contributions to the plan amounted to $11,737 for the year ended June 30, 1995.

         Because the Bank participates in a multi-employer plan, the actuarial present value of accumulated plan benefits and plan net assets available for benefits are not determinable and therefore not disclosed.

   B.    Profit-Sharing Plan
         -------------------

         Effective January 1, 1990, the Bank became a participant in the profit-sharing feature of the Financial Institutions Thrift Plan. The Plan is noncontributory and covers all salaried employees who meet certain requirements as to age and length of service. Employees become vested upon completion of five years of service. Contributions are at the discretion

     B. Profit-Sharing Plan
        -------------------

        of the Board of Directors and are computed as a percentage of eligible employees' compensation. The Board of Directors authorized contributions equal to 4% for 1996 and 1995 of eligible employees' compensation which amounted to $8,860 and $8,256 for 1996 and 1995, respectively.

     C. Employee Stock Ownership Plan
        -----------------------------

        As a part of conversion to stock, the Bank formed the First Lancaster Bancshares, Inc. Employee Stock Ownership Plan (ESOP). Generally, all employees of the Bank are eligible to participate in the ESOP upon attainment of age 21 and completion of two years of service. Participants are 100% vested in their right to ESOP benefits at all times. In the case of a distribution of ESOP shares which are not readily tradable on an established securities market, the Plan provides the Participant with a put option that complies with the requirements of
        Section 409(h) of the Internal Revenue Code.

        On June 28, 1996, the plan borrowed $767,040 from the Corporation to purchase 76,740 shares of the Corporation's common stock. The obligation of the ESOP to repay the debt is guaranteed by the Bank.

        In November 1993, the AICPA issued Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans." The statement was adopted by the Bank on June 28, 1996, the effective date of the Bank's conversion to a stock company. The Statement requires, among other things, that: (1) for ESOP shares committed to be released in a period to compensate employees directly, employers should recognize compensation cost equal to the average fair value (as determined on a monthly basis) of the shares committed to be released, (2) dividends on unallocated shares used to repay ESOP loans are not considered dividends for financial reporting purposes, (3) for an internally leveraged ESOP, the Corporation loan receivable and the ESOP note payable as well as the interest income/expense is not reflected in the consolidated financial statement and (4) for earnings per share computations, ESOP shares that have been committed to be released should be considered outstanding. ESOP shares that have not been committed to be released should not be considered outstanding.


        The following table shows ESOP shares as of June 30, 1996.

        Allocated shares                                        0
        Shares released for allocation                          0
        Unreleased shares                                 767,040
                                                        ---------

            Total ESOP shares                             767,040
                                                        =========

        Fair value of unreleased shares                   767,040
                                                        =========

     D.  Retirement Plan for Non-Employee Directors
         ------------------------------------------

         Effective December 7, 1995, the Board of Directors of the Bank adopted the First Lancaster Federal Savings Bank Directors' Retirement Plan for Non-Employee Directors. A participant in the Plan will receive on each of the ten annual anniversary dates of leaving the Board, an amount equal to the product of his "Benefit Percentage," "Vested Percentage," (as defined) and 75% of the total fee he received for service on the Board during the calendar year preceding his retirement. The amount charged to operations under the plan totaled $16,921 for the year ended June 30, 1996.

     E.  Supplemental Executive Retirement Plan (SERP)
         ---------------------------------------------

         Effective December 7, 1995 the Bank entered into supplemental retirement agreements with two key executives of the Bank. Upon the executive's termination of employment with the Bank, the executive will be entitled to receive annual payments equal to the product to the executive's "Vested Percentage" and "Average Annual Compensation", less the "Annual Offset Amount", as defined in the plan. Vesting occurs at 10% per full year of service with the Bank following December 31, 1995.

         The Bank has established an irrevocable grantor trust to hold assets in order to provide itself with a source of funds to assist the Bank in the meeting of the SERP liability. The amount charged to operations under the plan totaled $11,200 for the year ended June 30, 1996.

13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In December 1991, the FASB issued SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." This statement extends the existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments (as defined), both assets and liabilities recognized and not recognized in the statements of financial condition, for which it is practicable to estimate fair value.

     There are inherent limitations in determining fair value estimates as they relate only to specific data based on relevant information at that time. As a significant percentage of the Bank's financial instruments do not have an active trading market, fair value estimates are necessarily based on future expected cash flows, credit losses and other related factors. Such estimates are accordingly, subjective in nature, judgmental and involve imprecision. Future events will occur at levels different from that in the assumptions, and such differences may significantly affect the estimates.

     The statement excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

     Additionally, the tax impact of the unrealized gains or losses has not been presented or included in the estimates of fair value.

     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

     CASH AND CASH EQUIVALENTS: The carrying amounts reported in the statements of financial condition for cash and short-term instruments approximate those assets' fair values.

     INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. No active market exists for the Federal Home Loan Bank capital stock. The carrying value is estimated to be fair value, since if the Bank withdraws membership in the Federal Home Loan Bank, the stock must be redeemed for face value.

     LOANS RECEIVABLE: For certain homogeneous categories of loans, such as residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     DEPOSITS: The fair value of savings deposits and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     ADVANCES FROM THE FEDERAL HOME LOAN BANK: Advances from the Federal Home Loan Bank are short term obligations that primarily bear interest at current variable rates, therefore their carrying value approximates their fair value.

     LOAN COMMITMENTS: The fair value of loan commitments is estimated to approximate the contract values, as the related loan will have a current market rate, the credit worthiness of the counterparties is presently considered in the commitments, and the original fees charged do not vary significantly from the fee structure at June 30, 1996.

     The estimated fair values of the Corporation's financial instruments are as follows:

                                                                1996
                                                      CARRYING           FAIR
                                                       AMOUNT            VALUE
                                                     ------------  ----------
                                                           (IN THOUSANDS)
     Financial Assets
         Cash                                           $ 339            $ 339
         Interest-bearing deposits in other depository
              institutions                              7,285            7,285
         Investment securities                            527              527
         Investment in nonmarketable equity securities    316              316
         Mortgage-backed securities                       115              125
         Loans receivable, net of allowance for loan
              losses of $100 for 1996                  31,385           31,347

     Financial Liabilities:
         Savings accounts and certificates             23,482           24,035
         Federal Home Loan Bank advances                3,480            3,480


14. Conversion to Stock Savings Bank, Formation of Holding Company and Sale of Common Stock:

     On June 28, 1996, the Bank converted from a mutual savings bank to a capital stock savings bank. The Bank issued all of its outstanding capital stock to First Lancaster Bancshares, Inc., a holding company for First Lancaster Federal Savings Bank. First Lancaster Bancshares, Inc. consummated a public offering of 958,812 shares of common stock which generated proceeds of $8,821,080 net of conversion costs totaling $429,129.

     This conversion transaction has been accounted for as a pooling of interests. The 1995 financial statements of First Lancaster Federal Savings Bank have been presented for comparative purposes.

     At the time of conversion, the Bank established a liquidation account in an amount of the Bank's net worth as of the latest practicable date prior to conversion. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit accounts in the Bank after conversion.

     In the event of a complete liquidation (and only in such an event), each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposit accounts held, before any liquidation may be made with respect to capital stock. The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if the effect thereof would cause its regulatory capital to be reduced below the amount required for the liquidation account.

     The Bank may not declare or pay a cash dividend on or repurchase any of its stock if the effect would be to reduce retained earnings of the Bank below the capital requirements of the OTS. Federal regulations adopted by the OTS impose certain limitations on the payment of dividends and other capital distributions, including stock repurchases by the Bank. OTS regulations utilize a tiered approach which permits various levels of distributions based primarily upon an institution's capital level and net income. Based upon current OTS regulations and its capital structure at June 30, 1996, the Bank may make capital distributions during a year up to the greater of
     (i) 100% of its net earnings to date during the calendar year plus an amount equal to one-half of the amount by which its total capital-to-assets ratio exceeded its fully phased-in capital-to-assets ratio at the beginning of the calendar year or (ii) 75% of its net income during the most recent four-quarter period. The amount computed under these OTS regulations cannot reduce the Bank's capital below the liquidation account as discussed above. At June 30, 1996, approximately $1,830,000 was available for payment of dividends from the Bank to the Corporation under the above mentioned OTS restrictions.

     The Corporation's Certificate of Incorporation authorizes 500,000 shares of preferred stock of the Corporation, of $.01 par value. The consideration for the issuance of the shares shall be paid in full before their issuance and shall not be less than the par value. Neither promissory notes nor future services shall constitute payment or part payment for the issuance of shares of the Corporation. The consideration for the shares shall be cash, tangible or intangible property (to the extent direct investment in such property would be permitted), labor or services actually performed for the Corporation, or any combination of the foregoing. The preferred stock, and any series of preferred stock, as established by the Board of Directors, the Corporation shall file

14. Conversion to Stock Savings Bank, Formation of Holding Company and Sale of Common Stock, continued:

     articles of amendment to the Corporate Certificate of Incorporation with the Delaware Secretary of State establishing and designating the series and fixing and determining the relative rights and preferences thereof. The Corporation's Certificate of Incorporation expressly vests in the Board of Directors of the Corporation the authority to issue the preferred stock in one or more series and to determine, to the extent permitted by law prior to the issuance of the preferred stock (or any series of the preferred stock), the relative rights, limitations and preferences of the preferred stock or any such series.

15.  Earnings Per Share

     The conversion from a mutual savings bank to a stock institution was completed June 28, 1996 (see Note 14). The computation of earnings per share is based on the net income earned from the date of conversion to the end of the fiscal year divided by the weighted-average number of shares issued from the date of the conversion until the end of the fiscal year. Since the date of conversion was on the last day of the fiscal year, earnings per share is zero.

     Employee Stock Ownership Plan (see Note 11) shares not committed to be released to participants are not considered outstanding for the purposes of computing earnings per share.

16.  Condensed Financial Information (Parent Company Only)

     The following condensed statements summarize the financial position, operating results and cash flows of First Lancaster Bancshares, Inc. (Parent Company only).


Condensed Statement of Financial Condition         JUNE 30,
                                                     1996
                                                 ------------
Assets

Cash and balances with bank                      $    300,000
Investment in subsidiary                           12,346,147
Loan receivable from bank                             767,040
                                                 ------------

                                                 $ 13,413,187
                                                 ============
Liabilities and Stockholders' Equity

Stockholders' equity                             $ 13,413,187
                                                 ------------

                                                 $ 13,413,187
                                                 ============

Condensed Statement of Income                    For the Year
                                                    Ended
                                                    June 30
                                                     1996
                                                 ------------
Equity in undistributed net income
   of subsidiary                                 $    310,001
                                                 ============

     Condensed Statement of Cash Flows                     FOR THE YEAR
                                                              ENDED
                                                           JUNE 30, 1996
                                                           -------------

     OPERATING ACTIVITIES:
      Net income                                           $   310,001
      Adjustment to reconcile net income to cash
       provided by operating activities:
        Equity in undistributed net income of subsidiary      (310,001)
                                                           ------------

      Net cash provided by operating activities                      0

     INVESTING ACTIVITIES:
      Investment in subsidiary                              (8,091,951)
                                                           ------------

     Net cash used in investment activities                 (8,091,951)
                                                           ------------

     FINANCIAL ACTIVITIES:
      Proceeds from stock conversion net of expenses         8,391,951
                                                           ------------

     Net cash provided by financing activities               8,391,951
                                                           ------------

     Net increase in cash                                      300,000
                                                           ------------

     Cash, beginning of period                                       0
     Cash, end of year                                     $   300,000
                                                           ============

17.  Service Corporation Subsidiary:

     The following balance sheets of First Lancaster Corporation, a wholly-owned subsidiary of the Bank, are presented in accordance with requirements of the OTS. The Bank formed First Lancaster Corporation in 1978 for the purpose of purchasing approximately 0.5% of the outstanding stock of Intrieve, Inc. (formerly Savings and Loan Data Corporation), which provides data processing services to the Bank.

     Intrieve is a nonprofit corporation owned entirely by user savings and loan associations and savings banks in its geographical area and transacts business solely with its member associations and banks.

                          FIRST LANCASTER CORPORATION
                                Balance Sheets
                            June 30, 1996 and 1995

                   ASSETS                      1996          1995

     Investment - Intrieve, at cost           $15,000      $15,000
     Cash                                         342          374
                                              -------      -------
                                              $15,342      $15,374
                                              =======      =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

     Common stock                             $16,000      $16,000
     Deficit                                     (658)        (626)
                                              -------      -------
                                              $15,342      $15,374
                                              =======      =======

18.  CONCENTRATION OF CREDIT RISK:

     The Bank has $7,285,412 and $1,994,181 of cash on deposit with one financial institution at June 30, 1996 and 1995, respectively.

     Item 8.  Changes in and Disagreements With Accountants on Accounting and
     ------------------------------------------------------------------------
     Financial Disclosure
     --------------------

                              None.


                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     ------------------------------------------------------------------------

          The Board of Directors of the Company is divided into three classes. Directors of the Company serve for three year terms or until their successors are elected and qualified, with approximately one-third of the directors being elected at each annual meeting of stockholders, beginning with the first annual meeting of stockholders following Conversion. The following table sets forth information regarding the directors of the Company all of whom also serve as directors of the Bank.

                                              Age at
                  Name                     June 30, 1996  Director Since(1)  Term to Expire
- -----------------------------------------  -------------  -----------------  --------------

     David W. Gay                                     58            1992               1996
       Director
     Jane G. Simpson                                  69            1985               1996
       Director
     Virginia R. S. Stump                             41            1983               1997
       Chairman of the Board, President
       and Chief Executive Officer
     Ronald L. Sutton                                 50            1992               1997
       Director
     Roger S. Grubbs                                  79            1979               1998
       Director
     Tony A. Merida                                   38            1991               1998
       Executive Vice President
     Jack C. Zanone                                   75            1978               1998
       Director

- --------------------
     (1) All directors were appointed as directors in 1996 in connection with the incorporation and organization of the Company. The information shown is the year each director was elected as a director of the Bank.


          Presented below is certain information concerning the directors of the Bank. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

          David W. Gay has been self-employed since 1993 as a residential property appraiser certified by the Commonwealth of Kentucky and in which capacity he performs appraisals at the request of financial institutions, including the Bank. From 1992 to 1993, Mr. Gay was a systems analyst with Lexmark, a manufacturer of printers and printer supplies. Mr. Gay retired in 1992 from IBM Corporation after 35 years of employment and last served as a systems analyst. Mr. Gay is currently serving on the Ethics Committee for the City of Lancaster and the Finance Committee for the Lancaster Christian Church. He has also served as the past president of the Dix River Country Club.

          Jane G. Simpson has been retired since 1977. Ms. Simpson was a school teacher for over thirty years in the Boyle, Mercer and Garrard County School Systems.

          Virginia R.S. Stump is President and Chief Executive Officer of the Bank, a position in which she has served since 1985, and has been a member of the Board of Directors since 1983 and Chairman of the Board since 1993. Ms. Stump also is President and Chief Executive Officer of the Company. Ms. Stump joined the Bank in 1973 and, prior to assuming her current position, served as Secretary/Treasurer of the Bank from 1980 to 1985. Prior to 1980, Ms. Stump served in various other positions in the Bank. Ms. Stump is also an owner in Garrard County's Bestway, a family-owned grocery store and flower shop. Ms. Stump is currently a member of the Garrard County Literacy Council and the Garrard County Community Education Board, and has previously served on the Housing Authority of Lancaster and the Garrard County Industrial Board and has served as co-chair of the Garrard County Tobacco Festival.

          Ronald L. Sutton has practiced as a pharmacist since 1968 and has been employed in such capacity by Garrard County Memorial Hospital since 1987. He was a member of the Advisory Board for the Family Resources Center of Garrard County and has previously served as its chairman. Mr. Sutton has also participated in the Drug Education Awareness programs in the Garrard County Middle School and has served as the pharmacist preceptor and advisor for two local pharmacy students. In addition to serving as a pharmacist, he owns and operates a cattle and tobacco farm in Garrard County.

          Roger S. Grubbs has been retired since 1980 from Camp Nelson Stone Company, which he owned and served as its president. He is a member and past president of the Lancaster Rotary Club and has previously served as a board member for the Lancaster Baptist Church, Finance Committee, and the Lancaster/Garrard County Industrial Board.

          Tony A. Merida is Executive Vice President of the Bank, a position in which he has served since February 1995, and has been a member of the Board of Directors since 1991. Mr. Merida also is Executive Vice President of the Company. Mr. Merida joined the Bank in 1980 and served as the Secretary and Treasurer of the Bank from 1985 to 1995. Mr. Merida serves on the Board of Directors of the Garrard County Habitat for Humanity and on the Board of Directors of the Institute of Financial Education. In addition, he also serves on the Board of Directors for the Bluegrass Area Development District and previously served on the Lancaster/Garrard County Industrial Board.

          Jack C. Zanone has been self-employed as a residential appraiser since 1978. Prior to that time, Mr. Zanone was co-owner of the Lancaster Department Store for over thirty years. He previously served on the Garrard County Industrial Board and the Lancaster City Council. Mr. Zanone is an elder of the Lancaster Christian Church.

     Item 10.  Executive Compensation
     --------------------------------

          The following table sets forth the cash and noncash compensation for the fiscal years indicated awarded to or earned by the Chief Executive Officer. No executive officer of the Company earned salary and bonus in fiscal year 1996 exceeding $100,000 for services rendered in all capacities to the Company and the Bank.


                                                                Annual Compensation
                                                 ----------------------------------------------
                                                                  Other Annual       All Other
Name                                   Year     Salary   Bonus   Compensation(1)  Compensation(2)
- -----------------------------------  ---------  -------  ------  ---------------  ---------------

Virginia R.S. Stump                    1996     $55,500  $8,100   $       --          $17,300
   Chairman of the Board of            1995      51,500   7,400           --            9,200
   the Bank and President and
   Chief Executive Officer of
   the Company and the Bank

- --------------------
     (1) Executive officers of the Company and the Bank receive indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits received by the named executive officer in fiscal 1996 did not exceed 10% of each of the executive officer's salary and bonus.
     (2) Consists of director's fees, insurance commissions and nonqualified retirement benefit accruals.

          Supplemental Executive Retirement Agreement. In order to secure the continuing services of Ms. Virginia R.S. Stump (the "Executive"), the Bank has entered into supplemental executive retirement agreement (the "SERA") with her effective December 7, 1995. Pursuant to the terms of the SERA, upon the Executive's termination of employment with the Bank, for reasons other than death or removal for "just cause," the Executive will be entitled to receive annual payments from the Bank in an amount for life equal to (i) the product of the Executive's "Vested Percentage" and 70% of "Average Annual Compensation," less (ii) the Executive's "Annual Offset Amount." Under the SERA, "Vested Percentage" means 10% per full year of an Executive's service with the Bank following December 31, 1995, up to a maximum Vested Percentage of 100% (accelerated to 100% upon termination of employment due to the Executive's death or disability or upon a change in control of the Bank). "Average Annual Compensation" means the average of the Executive's highest annual compensation for three of the five calendar years preceding her termination of employment. "Annual Offset Amount" means the sum of (i) the Executive's primary social security benefits, (ii) the annual benefits which the Executive would receive under the Bank's Pension Plan in the form of a 50% joint and survivor annuity, and (iii) the annual amount payable to the Executive if that portion of her account under the Bank's 401(k) Plan which would be attributable to the Bank's contributions were paid to her in the form of a 50% joint and survivor annuity, commencing upon termination of employment.

          In the event the Executive dies before retirement benefit payments commence, the Executive's surviving spouse will receive an annual payment for the remainder of the surviving spouse's life (up to a maximum of 20 years) in an amount equal to 50% of the annual retirement benefit the Executive would have received if she had terminated employment on the date of her death and then had a vested percentage equal to 100%. In the event the Executive dies after retirement benefits commence, the Executive's surviving spouse will receive an annual payment for the remainder of the surviving spouse's life in an amount equal to 50% of the annual retirement benefits the Executive would have received had she survived to collect them. Termination for "just cause" (as defined in the SERA) would result in the Executive's forfeiture of all retirement benefits under the SERA. The Bank intends to establish an irrevocable grantor trust to hold assets in order to provide itself with a source of funds to assist the Bank in the meeting of its liabilities under the SERA.

          Employment Agreements. The Company and the Bank entered into a separate employment agreement (the "Employment Agreements") pursuant to which Ms. Virginia R.S. Stump serves as President and Chief Executive Officer of the Company and the Bank. In such capacities, Ms. Stump (the "Executive") is responsible for overseeing all operations of the Bank and the Company and for implementing the policies adopted by the Boards of Directors. Such Boards believe that the Employment Agreements assure fair treatment of the Executive in relation to her career with the Company and the Bank by assuring her some financial security. In the event that the Executive prevails over the Company or the Bank in a legal dispute as to the Employment Agreements she will be reimbursed for her legal and other expenses.

          The Employment Agreements became effective on June 28, 1996 and provide for a term of three years, with an annual base salary equal to the Executive's existing base salary rate in effect on the date of Conversion. The Executive's base rate currently is $57,000. On each anniversary date from the date of commencement of the Employment Agreements, the term of the Executive's employment under the Employment Agreements will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors that the performance of the Executive has met the required performance standards and that such Employment Agreements should be extended. The Employment Agreements provide the Executive with a salary review by the Board of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits, vacation and sick leave. The Employment Agreements will terminate upon the Executive's death or disability, and are terminable by the Company or the Bank for "just cause" as defined in the Employment Agreements. In the event of termination for just cause, no severance benefits are available. If the Company or the Bank terminates the Executive without just cause, the Executive will be entitled to a continuation of her salary and benefits from the date of termination through the remaining term of the Employment Agreements, plus an additional 12-month period, and, at the Executive's election, either cash in an amount equal to the cost to the Executive of obtaining health, life, disability, and other benefits which the Executive would have been eligible to participate in through the Employment Agreements' expiration date or continued participation in such benefit plans through the Employment Agreements' expiration date, provided the Executive continues to qualify for participation therein. If the Employment Agreements are terminated due to the Executive's "disability" (as defined in the Employment Agreements), the Executive will be entitled to a continuation of her salary and benefits for up to 180 days following such termination. In the event of the Executive's death during the term of the Employment Agreement, her estate will be entitled to receive her salary through the last day of the calendar month in which the Executive's death occurred. The Executive is able to voluntarily terminate her Employment Agreement by providing 90 days' written notice to the Boards of Directors of the Bank and the Company, in which case the Executive is entitled to receive only her compensation, vested rights and benefits up to the date of termination.

          The Employment Agreements contain provisions stating that in the event of the Executive's involuntary termination of employment in connection with, or within one year after, any change in control of the Bank or the Company, other than for "just cause," the Executive will be paid within 10 days of such termination an amount equal to the difference between (i) 2.99 times her "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that the Executive receives on account of the change in control. "Control" generally refers to the acquisition, by any person or entity, of the ownership or power to vote more than 25% of the Bank's or Company's voting stock, the control of the election of a majority of the Bank's or the Company's directors, or the exercise of a controlling influence over the management or policies of the Bank or the Company. In addition, under the Employment Agreements, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute at least a majority of the Board of Directors of the Company or the Bank. The same amount would be paid (i) in the event of an Executive's voluntary termination of employment within 30 days following a change in control, or (ii) in the event of the Executive's voluntary termination of employment within one year following a change in Control, upon the occurrence, or within 90 days thereafter, of certain specified events following the change in Control, which have not been consented to in writing by the Executive. Such events generally relate to a reduction in the Employee's salary, benefits or duties. The Employment Agreement with the Bank provides that within five business days of a change in control, the Bank shall fund, or cause to be funded, a trust in the amount of 2.99 times the Executive's base amount, that will be used to pay the Executive amounts owed to him upon termination, other than for just cause, within one year of the change in control. The aggregate payments that would be made to the Executive, assuming that termination of employment under the foregoing circumstances at June 30, 1996, would have been approximately $170,000. These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of the Company.

     Director Compensation

          The Bank's directors receive fees of $600 per monthly meeting attended. No fees are paid for serving on committees of the Board of Directors.

          Director Retirement Plan. The Bank's Board of Directors has adopted the First Lancaster Federal Savings Bank Directors' Retirement Plan (the "Directors' Plan"), effective December 7, 1995, for its directors (i) who are members of the Bank's Board of Directors (the "Board") at some time on or after the plan's effective date, and (ii) who are not employees on the date of being both nominated and elected (or re-elected) to the Board. Directors who become participants will remain participants even if they later become employees of the Bank. A participant in the Directors' Plan will receive, at no cost to the participant, on each of the ten annual anniversary dates of leaving the Board, an amount equal to the product of his or her "Benefit Percentage," "Vested Percentage," and 75% of the annual fee for service on the Board during the calendar year preceding retirement. A participant's "Benefit Percentage" is based on years of service on the Board as a non-employee director, and increases in increments of 25%, from 0% for less than five years of service to 25% for five to nine years of service, to 50% for 10 to 14 years of service, to 75% for 15 to 19 years of service, to 100% for 20 or more years of service. A participant's "Vested Percentage" is based on years of service on the Board after December 31, 1995 (excluding service as an employee-director) and increases in increments of 25%, from 50% for less than one year of service, to 75% for one year of service, to 100% for two or more years of service. However, in the event a participant terminates service on the Board due to "disability" (as defined in the Directors' Plan), the participant's Vested Percentage becomes 100% regardless of his or her years of service.

          If a participant dies, his or her beneficiary will receive an amount equal to the retirement benefits that would have been paid to the participant under the Directors' Plan if the participant (i) had terminated service on the Board on the date of his or her death, and (ii) had a Vested Percentage equal to 100%. If a participant dies after commencing to receive retirement benefits under the plan, his or her beneficiary will receive monthly payments for a number of months equal to the difference between 120 and the number of monthly retirement benefits payments made under the plan on or before the participant's death. These payments will equal 100% of the monthly amount of retirement benefits that the participant had been collecting under the plan. Any benefits accrued under the Directors' Plan will be paid from the Bank's general assets. The Bank expects to establish a trust in order to hold assets with which to pay benefits. Trust assets will be subject to the claims of the Bank's general creditors. In the event a participant prevails over the Bank in a legal dispute as to the terms or interpretation of the Directors' Plan, he or she will be reimbursed for his or her legal and other expenses.


     Item 11.  Security Ownership of Certain Beneficial Owners
     ---------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners

          Persons and groups owning in excess of 5% of the Company's common stock, par value $.01 per share ("Common Stock"), are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934 with the Company and the Securities and Exchange Commission. Based on such reports (and certain other written information received by the Company), management knows of no persons other than those set forth below who owned more than 5% of the outstanding shares of Common Stock as of September 24, 1996. The following table sets forth, as of September 24, 1996, certain information as to those persons who were the beneficial owners of more than five percent (5%) of the Company's outstanding shares of Common Stock.


                                                                         Percent of Shares
          Name and Address                 Amount and Nature of           of Common Stock
         of Beneficial Owner              Beneficial Ownership (1)         Outstanding
        -------------------              -------------------------      ----------------

     First Lancaster Bancshares, Inc.
     Employee Stock Ownership Plan             76,704   (2)                   8.0%
     208 Lexington Street
     Lancaster, Kentucky  40444-1131

- --------------------
(1)  In accordance with Rule 13d-3 under the Securities Exchange Act of
     1934, as amended (the "Exchange Act"), a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership at any time within 60 days from September 24, 1996. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.

(2) These shares are held in a suspense account for future allocation among participating employees as the loan used to purchase the shares is repaid. The ESOP trustees, currently Directors Gay, Sutton and Zanone, vote all allocated shares in accordance with instructions of the participants. Unallocated shares and shares for which no instructions have been received are voted by the ESOP trustees in the same ratio as participants direct the voting of allocated shares or, in the absence of such direction, in the ESOP trustees' best judgment. As of September 24, 1996, no shares had been allocated.

          (b) Security Ownership of Management

          The following table sets forth information as of September 24, 1996 with respect to the shares of Common Stock beneficially owned by each director of the Company, the sole executive officer named in the Summary Compensation Table and by all directors and executive officers of Company as a group.


                                              Amount and        Percent of
                                         Nature of Beneficial  Common Stock
     Name                                     Ownership (1)     Outstanding
     ----                                --------------------  -------------

     Virginia R. S. Stump                         10,036 (2)          1.0%
     Tony A. Merida                               11,000              1.1
     David W. Gay                                 15,000 (3)          1.6
     Roger S. Grubbs                              15,000              1.6
     Jane G. Simpson                              15,000              1.6
     Ronald L. Sutton                              7,735              *
     Jack C. Zanone                                2,400              *

     All directors and executive
      officers as a group (7 persons)             76,171              7.9

- --------------------
     (1) For the definition of beneficial ownership, see footnote 1 to the table in "Securities Ownership of Certain Beneficial Owners." Unless otherwise indicated, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares listed as beneficially owned by such persons or group. The amounts shown do not include 76,704 unallocated shares held by the ESOP, the voting of which is directed by the ESOP trustees, consisting of Directors Gay, Sutton and Zanone, in the same ratio as ESOP participants direct the voting of allocated shares or, in the absence of such direction, in the ESOP trustees' best judgment.
     (2) The amount shown includes 1,032 shares of Common Stock owned by Ms. Stump's husband.
     (3) The amount shown includes 100 shares of Common Stock owned by Mr. Gay's son and 549 shares of Common Stock owned by Mr. Gay's wife.
     *    The percentage owned is less than 1% of the outstanding Common Stock.



          (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.


     Item 12.  Certain Relationships and Related Transactions
     --------------------------------------------------------

          The Bank offers loans to its directors and officers. These loans are made in the ordinary course of business with the same collateral, interest rates and underwriting criteria as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features. Under law, the Bank's loans to directors and executive officers are required to be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, all loans to such persons must be approved in advance by a disinterested majority of the Board of Directors. At June 30, 1996, the Bank did not have any loans outstanding to directors and executive officers.

     Item 13.  Exhibits, Lists and Reports on Form 8-K.
     -------------------------------------------------


          (a)  List of Documents Filed as Part of this Report
               ----------------------------------------------

          The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.


                                                                                                Page in
                                                                                              Sequentially
      No.              Description                                                            Numbered Copy
      ---              -----------                                                            -------------
      3.1              Certificate of Incorporation of First Lancaster Bancshares, Inc.              *
      3.2              Bylaws of First Lancaster Bancshares, Inc.                                    *
      4                Form of Common Stock Certificate of First Lancaster Bancshares, Inc.          *
      10.1             First Lancaster Bancshares, Inc. 1996 Stock Option and Incentive Plan         *
      10.2             First Lancaster Federal Savings Bank Management Recognition Plan              *
      10.3(a)          Employment Agreements by and between First Lancaster Federal Savings
                           Bank and Virginia R. S. Stump                                             *
      10.3(b)          Employment Agreements by and between First Lancaster Bancshares, Inc.
                           and Virginia R. S. Stump                                                  *
      10.4             First Lancaster Federal Savings Bank Directors' Retirement Plan               *
      10.5             First Lancaster Federal Savings Bank Incentive Compensation Plan              *
      10.6             Supplemental Executive Retirement Agreements between First Lancaster
                           Federal Savings Bank and Virginia R. S. Stump                             *
      21               Subsidiaries of the Registrant
      27               Financial Data Schedule

- --------------------
     (*) Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-2468).


          (b)  Reports on Form 8-K.  During the quarter ended June 30, 1996, the
               -------------------
     Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST LANCASTER BANCSHARES, INC.


     September 25, 1996              By:  /s/ Virginia R. S. Stump
                                          -------------------------------------
                                          Virginia R. S. Stump
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Virginia R. S. Stump                         September 25, 1996
- -------------------------------
Virginia R. S. Stump
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive, Financial and
Accounting Officer)

/s/ Tony A. Merida                               September 25, 1996
- -------------------------------
Tony A. Merida
Vice Chairman of the Board and Executive
Vice President

/s/ David W. Gay                                 September 25, 1996
- -------------------------------
David W. Gay
Director

/s/ Roger S. Grubbs                              September 25, 1996
- -------------------------------
Roger S. Grubbs
Director

/s/ Jane G. Simpson                              September 25, 1996
- -------------------------------
Jane G. Simpson
Director

/s/ Ronald L. Sutton                             September 25, 1996
- -------------------------------
Ronald L. Sutton
Director

/s/ Jack C. Zanone                              September 25, 1996
- -------------------------------
Jack C. Zanone
Director
