Form 10QSB
period 1996-09-30
FIRST LANCASTER BANCSHARES INC
filed 1996-11-13
CIK 1010839

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act For the transition period from ______ to ______

Commission File Number:  0-20899


                       FIRST LANCASTER BANCSHARES, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter


               DELAWARE                                    61-1297318
    -------------------------------                 ---------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


             208 LEXINGTON STREET, LANCASTER, KENTUCKY  40444-1131
             -----------------------------------------------------
                   (Address of Principal Executive Offices)


                                (606) 792-3368
        ---------------------------------------------------------------
              Registrant's Telephone Number, Including Area Code


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes
       No   X     The issuer has not been subject to such filing requirements
------    ------
for the past 90 days.

     As of September 25, 1996, the issuer had 958,812 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes       No   X
         -----    -----

                                   CONTENTS

                                                                    PAGE
                                                                    ----
PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         Consolidated Balance Sheets as of September 30, 1996 and
         June 30, 1996 (unaudited)..................................   2

         Consolidated Statement of Income for the Three Months
         Ended September 30, 1996 and 1995 (unaudited)..............   3

         Consolidated Statement of Cash Flows for the Three Months
         Ended September 30, 1996 and 1995 (unaudited)..............   4

         Notes to Financial Statements..............................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................   6


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................   8

Item 2.  Changes in Securities......................................   8

Item 3.  Defaults Upon Senior Securities............................   8

Item 4.  Submission of Matters to a Vote of Security-Holders........   8

Item 5.  Other Information..........................................   8

Item 6.  Exhibits and Reports on Form 8-K...........................   8

SIGNATURES..........................................................   9

First Lancaster Bancshares, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                                             September 30,             June 30,
                                                                                 1996                    1996
                                 ASSETS

Cash                                                                           $   364,297              $    339,445
Interest bearing deposits in other depository institutions                       3,132,791                 7,285,412
Investment securities available-for-sale, at market value (amortized cost
 $24,158 at September 30, 1996 and June 30 1996)                                   602,151                   527,364
Mortgage-backed securities, held to maturity                                       602,381                   114,979
Investments in nonmarketable equity securities, at cost                            320,800                   315,600
Loans receivable, net                                                           32,205,928                31,385,400
Real estate acquired by foreclosure                                                     -                    168,965
Accrued interest receivable                                                        173,803                   138,213
Office property and equipment, at cost, less accumulated depreciation              417,214                   427,390
Other assets                                                                        22,323                    23,870
                                                                               -----------               -----------
              Total Assets                                                     $37,841,687               $40,726,638
                                                                               ===========               ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Savings accounts and certificates                                              $21,797,217               $23,482,589
Advance payments by borrowers for taxes and insurance                               31,828                    24,840
Accrued interest payable                                                            30,737                    45,961
Federal Home Loan Bank advances                                                  1,973,722                 3,480,410
Accrued SAIF premium                                                               152,500
Accounts payable and other liabilities                                             142,281                   113,958
Income tax payable                                                                  22,894                     2,230
Deferred income tax payable                                                        188,890                   163,463
                                                                               -----------               -----------
              Total liabilities                                                 24,340,069                27,313,451
                                                                               ===========               ===========

Preferred stock, 500,000 shares authorized
Common stock, $.01 par value; 9,588,120 shares authorized;
 883,707 and 882,108 shares issued and outstanding at
 September 30, 1996 and June 30, 1996, respectively                                 9,588                      9,588
Additional paid-in-capital                                                      9,117,167                  9,149,403
Employee stock ownership plan                                                    (751,060)                  (767,040)
Unrealized gain on securities available for sale (net of deferred
tax liability of $196,517 and $171,090,  respectively)                            381,475                    332,116
Retained earnings, substantially restricted                                     4,744,448                  4,689,120
                                                                              -----------                -----------
              Total stockholders' equity                                       13,501,618                 13,413,187
                                                                              -----------                -----------
              Total liabilities and stockholders' equity                      $37,841,687                $40,726,638
                                                                              ===========                ===========




              See accompanying notes to consolidated financial statements

First Lancaster Bancshares, Inc.
Consolidated Statements of Income
For the three months ended September 30, 1996 and 1995
(Unaudited)


                                                                                   SEPTMEBER                   SEPTEMBER
                                                                                      1996                        1995
Interest on loans and mortgage-backed securities                                   $729,310                    $665,880
Interest and dividends on investments and deposits in other
     depository institutions                                                         75,895                      44,168
                                                                                   --------                    --------
     Total interest income                                                          805,205                     710,048
                                                                                   --------                    --------
Interest on savings accounts and certificates                                       274,456                     349,727
Interest on borrowings                                                               41,162                      77,211
                                                                                   --------                    --------
     Total interest expense                                                         315,618                     426,938
                                                                                   --------                    --------
     Net  interest income                                                           489,587                     283,110

Provision for loan losses                                                             5,653
                                                                                   --------                    --------
     Net  interest income after provision for loan losses                           483,934                     283,110
                                                                                   --------                    --------
Other expense:
     Compensation                                                                    68,542                      72,372
     Employee retirement and other benefits                                          43,654                       6,973
     State franchise taxes                                                            7,146                       6,615
     SAIF deposit insurance premium                                                 173,725                      19,005
     Depreciation                                                                    10,175                       8,468
     Data processing                                                                 11,317                      11,153
     Loss on disposal of other real estate owned                                      3,133
     Other                                                                           79,251                      33,043
                                                                                   --------                    --------
     Total other expenses                                                           396,943                     157,629
                                                                                   --------                    --------
     Income before income taxes                                                      86,991                     125,481

Provision for income taxes                                                           31,663                      42,664
                                                                                   --------                    --------
     Net income                                                                      55,328                      82,817
                                                                                   ========                    ========
     Weighted shares outstanding                                                    882,908
                                                                                   ========
     Earnings per share                                                                0.06
                                                                                   ========

     See accompanying notes to consolidated financial statements

First Lancaster Bancshares, Inc.
Consolidated Statement of Cash Flows
For the three months ended September 30, 1996 and 1995
(Unaudited)

                                                                         September 30        September 30
                                                                         --------------------------------
                                                                            1996                 1995
                                                                         -----------         ------------
Cash flows from operating activities:
  Net income                                                                 $55,328              $82,817
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                                             10,175                8,468
     Provision for loan losses                                                 5,653
     Stock dividend,FHLB stock                                                (5,200)              (1,000)
     Net loan origination fees deferred                                        7,565                7,463
     Amortization of deferred loan fees                                       (4,303)              (4,202)
     Noncash compensation related to ESOP                                     22,116
     Loss on sale of real estate acquired by foreclosure                       2,633
     Change in assets and liabilities:
       Accrued interest receivable                                           (35,590)             (28,012)
       Other assets                                                            1,547                2,396
       Income tax receivable                                                                      (23,289)
       Accrued interest payable                                              (15,224)             (12,460)
       Accounts payable, other liabilities and accrued SAIF premium           180,823               17,189
       Income taxes payable                                                   20,664
                                                                         -----------         ------------
          Net cash provided by operating activities                          246,187               49,370
                                                                         -----------         ------------
Cash flows from investing activities:
       Proceeds from sale of real estate aquired
          by foreclosure                                                     166,332
       Purchase of mortgage-backed securities                               (500,420)
       Mortgage-backed securities principal
          repayments                                                          13,018                6,871
       Net increase in loans receivable                                     (829,442)            (493,206)
                                                                         -----------         ------------
          Net cash used in investing activities                           (1,150,512)            (486,335)
                                                                         -----------         ------------
Cash flows from financing activities:
       Net (decrease)increase in savings
          accounts and certificates                                       (1,685,372)           1,079,130
       Advance payments by borrowers for
          taxes and insurance                                                  6,988                6,193
       Federal Home Loan Bank advance
          principal repayments                                            (1,506,688)              (6,521)
       Stock conversion costs                                                (38,372)
                                                                         -----------         ------------
          Net cash (used in) provided by financing activities             (3,223,444)           1,078,802
                                                                         -----------         ------------
          Net (decrease) increase in cash and
            cash equivalents                                              (4,127,769)             641,837

Cash and cash equivalents at beginning of period                           7,624,857            2,351,894
                                                                         -----------         ------------
Cash and cash equivalents at end of period                                $3,497,088           $2,993,731
                                                                         ===========         ============
Supplemental disclosure of cash flow information:
    Interest paid                                                           $330,842             $439,398
    Income taxes paid                                                        $11,000              $65,953

Supplemental disclosure of non-cash investing
   activities:
Unrealized gain on securities available for sale,
   net of deferred tax liability of $$60,554 at
   September 30, 1996 and $134,915 at
   September 30, 1995                                                       $117,547             $261,893

         See accompanying notes to consolidated financial statements

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL:

     The accompanying consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of financial position in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1996. Prior to its acquisition of the Bank on June 28, 1996, the Company had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than that of an organizational nature. Accordingly, the unaudited consolidated financial statements included herein as of dates or for periods ended prior to June 28, 1996, reflect the operations of the Bank only.

2.   ALLOWANCE FOR LOAN LOSSES:

     An analysis of the changes in the loan loss allowance for the three months ended September 30 follows:

                                   THREE MONTHS ENDED
                                     1996       1995
                                   --------   --------

          Beginning balance....    $100,000    $70,000
          Provision............       5,653
          Charge offs..........      (5,653)
                                   --------    -------
          Ending balance.......    $100,000    $70,000
                                   ========    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT ON RESULTS OF OPERATIONS BASED ON RECENTLY ENACTED FEDERAL GOVERNMENT LEGISLATION.

          On September 30, 1996, Federal legislation was enacted and signed into law which provides a resolution to the disparity in the Bank Insurance Fund and SAIF premiums. In particular, the SAIF-insured institutions, such as the Bank, will pay a one-time assessment of 65.7 cents on every $100 of deposits held at March 31, 1995. Such payment is due no later than November 27, 1996. As a result of the new law the Company will be required to pay approximately $153,000. Assuming the special assessment is tax deductible, the cost, net of income tax benefits, will be approximately $101,000. The Company recorded the one-time charge to earnings during the quarter ended September 30, 1996. Also, beginning January 1, 1997, the current annual minimum SAIF premium of 23 basis points will be reduced to approximately 6.5 basis points.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1996 AND JUNE 30, 1996

          The Bank's total assets decreased by approximately $2.9 million, or 7.1%, from $40.7 million at June 30, 1996 to $37.8 million at September 30, 1996. The decrease resulted primarily from a decrease in interest-bearing deposits in other depository institutions of $4.1 million from $7.3 million at June 30, 1996 to $3.2 million at September 30, 1996 offset by an increase in net loans receivable of $820,000, or 2.6%, from $31.4 million at June 30, 1996 to $32.2 million at September 30, 1996 and an increase in mortgage backed securities held to maturity of $487,000, or 423.9%, from $115,000 at June 30, 1996, to $602,000 at September 30, 1996. The Bank's savings accounts decreased by $1.7 million, or 7.2%, from $23.5 million at June 30, 1996 to $21.8 million at September 30, 1996. The Bank's FHLB advances decreased by $1.5 million, or 43.3%, from $3.5 million at June 30, 1996 to $2.0 million at September 30, 1996, as the Bank utilized excess liquidity to reduce outstanding FHLB advances which carried high interest rates.

          Accrued SAIF premiums increased as a result of the recently enacted legislation to recapitalize the SAIF insurance fund. A one time assessment of $152,500 was recorded as of September 30, 1996. This special assessment represents 65.7 basis points of the Bank's deposits at March 31, 1995.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1996 AND
1995

          Net Income. The Bank's net income decreased by $28,000, or 33.7%, from $83,000 for the quarter ended September 30, 1995 to $55,000 for the quarter ended September 30, 1996. Such decrease was due primarily to a $239,000, or 151.8% increase in noninterest expense offset by a $201,000, or 71.0%, increase in net increase income.

          Net Interest Income. Net interest income increased by $201,000, or 71.0%, from $283,000 for the quarter ended September 30, 1995 to $484,000 for the quarter ended September 30, 1996, due primarily to an increase in loans and investments which was funded by the conversion to a stock bank.

          Interest Income. Total interest and dividend income increased by $95,000 or 13.4%, to $805,000 for the quarter ended September 30, 1995 from $710,000 for the quarter ended September 30, 1996. The increase primarily reflects an increase in interest income on loans and an increase in interest and dividends on investments and deposits in other depository institutions.
Interest on loans increased by $63,000, or 9.5%, during the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions increased by $32,000 or 71.8%, during the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995. Such increases reflect increases in the average balance of such deposits as the Bank increased its liquidity through its conversion to a stock bank.

          Interest Expense. Total interest expense decreased by $111,000, or 26.0%, to $316,000 for the quarter ended September 30, 1996 from $427,000 for the quarter ended September 30, 1995. Most of such decreases were due to decreases in interest on savings accounts and certificates of deposit, as these deposits were used to purchase stock in the conversion. Interest on other borrowings decreased by $36,000, or $46.7%, to $41,000 for the quarter ended September 30, 1996 from $77,000 for the quarter ended September 30, 1995 due to repayments of debt funded by proceeds from the conversion.

          Provision for Loan Losses. The Bank established provisions for loan losses of $6,000 in the quarter ended September 30, 1996. No provisions were established for the comparable period in 1995. Management's determination to increase the reserve during the quarter ended September 30, 1996 was based in part on the general increases in loans outstanding of $1,758,000 or 5.8%. The Bank's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions.

          Noninterest Expense. Total noninterest expense increased by $239,000, or 151.8%, from $158,000 for the quarter ended September 30, 1995 to $397,000 for the quarter ended September 30, 1996. These increases were caused primarily by increases of $155,000 and $37,000, respectively, in SAIF deposit premium and employee benefits expense as a result of the $153,000 SAIF assessment and new bonus and retirement programs.

          Income Tax. The effective tax rates for the quarters ended September 30, 1996 and 1995 were 36.4% and 34.0%, respectively. The increase during the quarter ended September 30, 1996 was caused by nondeductible expenses related to the ESOP. Income tax expense decreased by $11,000, or 25.6%, from $43,000 for the quarter ended September 30, 1995 to $32,000 for the quarter ended September 30, 1996. Such decreases reflected lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

          The Bank's liquidity and capital resources at September 30, 1996 remained relatively unchanged from June 30, 1996. The Bank anticipates that it will have sufficient funds available to meet commitments outstanding at September 30, 1996 to originate loans. As of September 30, 1996, the Bank's ratios of tangible capital and core capital to adjusted total assets were 32.3%, as compared to the required levels of 1.5% and 3.0%, respectively. The risk-based capital ratio at that date was 61.4%, as compared to the requirement of 8.0%.

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

          None

          ITEM 5.  OTHER INFORMATION

          None

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          FORM 8-K
          None

          EXHIBITS
          Exhibit 27  Financial Data Schedule

                                  SIGNATURES



          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST LANCASTER BANCSHARES, INC.



Date:  November 12, 1996                 /s/ Virginia R. S. Stump
                                         ------------------------
                                         Virginia R. S. Stump
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date:  November 12  , 1996               /s/ Tony A. Merida
                                         ------------------
                                         Tony A. Merida
                                         Executive Vice President
                                         (Principal Financial Officer)