Form 10QSB
period 1996-12-31
FIRST LANCASTER BANCSHARES INC
filed 1997-02-13
CIK 1010839

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____


Commission File Number 0-20899


                       FIRST LANCASTER BANCSHARES, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                    61-1297318
-------------------------------                    -------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)


             208 LEXINGTON STREET, LANCASTER, KENTUCKY 40444-1131
             ----------------------------------------------------
                   (Address of Principal Executive Offices)


                                (606) 792-3368
     ---------------------------------------------------------------------
              Registrant's Telephone Number, Including Area Code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes  X    No
     ---       ---

As of February 6, 1997, the issuer had 958,812 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes        No  X
    ---       ---

                                   CONTENTS

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1996
         and June 30, 1996 (unaudited)                                     2

         Consolidated Statement of Income for the Three Months
         and Six Months Ended December 31, 1996 and 1995 (unaudited)       3

         Consolidated Statement of Cash Flows for the Six Months Ended
         December 31, 1996 and 1995 (unaudited)                            4

         Notes of Financial Statements                                   5-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9-13

PART II  OTHER INFORMATION
         -----------------
Item 1.  Legal Proceedings                                                14

Item 2.  Changes in Securities                                            14

Item 3.  Defaults Upon Senior Securities                                  14

Item 4.  Submission of Matters to a Vote of Security-Holders              14

Item 5.  Other Information                                                14

Item 6.  Exhibits and Reports on Form 8-K.                                14

SIGNATURES                                                                15

EXHIBIT 27                                                             16-17

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                         ASSETS                                              DECEMBER 31,          JUNE 30,
                                                                                 1996                1996
Cash                                                                        $   326,634         $   339,445
Interest-bearing cash deposits in other depository institutions               1,913,183           7,285,412
Investment securities available-for-sale, at market value (amortized
  cost $24,158 at December 31, 1996 and June 30, 1996)                          680,793             527,364
Mortgage-backed securities, held to maturity                                    584,115             114,979
Investments in nonmarketable equity securities, at cost                         326,100             315,600
Loans receivable, net                                                        32,433,600          31,385,400
Real estate acquired by foreclosure                                                                 168,965
Accrued interest receivable                                                     177,565             138,213
Office property and equipment, at cost, less accumulated depreciation           407,039             427,390
Other assets                                                                      8,964              23,870
                                                                            -----------         -----------
      Total assets                                                          $36,857,993         $40,726,638
                                                                            ===========         ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Savings accounts and certificates                                           $21,742,512         $23,482,589
Advance payments by borrowers for taxes and insurance                            13,130              24,840
Accrued interest payable                                                         41,140              45,961
Federal Home Loan Bank advances                                                 939,753           3,480,410
Accounts payable and other liabilities                                          159,502             113,958
Income tax payable                                                               57,604               2,230
Deferred income tax payable                                                     215,629             163,463
                                                                            -----------         -----------
      Total liabilities                                                      23,169,271          27,313,451
                                                                            -----------         -----------

Preferred stock, 500,000 shares authorized
Common stock, $.01 par value; 3,000,000 shares authorized;
 885,306 and 882,108 shares issued and outstanding at
 December 31, 1996 and June 30, 1996, respectively                                9,588               9,588
Additional paid-in capital                                                    9,094,020           9,149,403
Employee stock ownership plan                                                  (735,080)           (767,040)
Unrealized gain on securities available-for-sale (net of deferred tax
 liability of $223,256 and $171,090, respectively)                              433,379             332,116
Retained earnings, substantially restricted                                   4,886,815           4,689,120
                                                                            -----------         -----------

     Total stockholders' equity                                              13,688,722          13,413,187
                                                                            -----------         -----------

     Total liabilities and stockholders' equity                             $36,857,993         $40,726,638
                                                                            ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the three months and nine months ended December 31, 1996 and 1995
(Unaudited)

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  1996       1995        1996        1995

Interest on loans and mortgage-backed securities               $  724,306  $  673,212  $ 1,453,616  $ 1,346,477
Interest and dividends on investments
 and deposits in other depository institutions                     43,809      57,586      119,704       94,369
                                                               ----------  ----------  -----------  -----------
         Total interest income                                    768,115     730,798    1,573,320    1,440,846
                                                               ----------  ----------  -----------  -----------
Interest on savings accounts and certificates                     302,522     368,864      576,978      718,591
Interest on other borrowings                                       22,734      76,472       63,896      153,683
                                                               ----------  ----------  -----------  -----------
         Total interest expense                                   325,256     445,336      640,874      872,274
                                                               ----------  ----------  -----------  -----------
         Net interest income                                      442,859     285,462      932,446      568,572

Provision for loan losses                                           7,907      39,985       13,560       39,985
                                                               ----------  ----------  -----------  -----------
         Net interest income after provision
          for loan losses                                         434,952     245,477      918,886      528,587
                                                               ----------  ----------  -----------  -----------
Other expenses:
     Compensation                                                  71,537      80,007      140,079      152,379
     Employee retirement and other benefits                        50,540       7,457       94,194       14,430
     State franchise taxes                                          7,146       6,615       14,292       13,230
     SAIF deposit insurance premium                                16,312      13,814      190,037       32,819
     Depreciation                                                  10,176       8,467       20,351       16,935
     Data processing                                                9,303       8,978       20,620       20,131
     Other                                                         50,087      35,659      132,471       68,702
                                                               ----------  ----------  -----------  -----------
         Total other expenses                                     215,101     160,997      612,044      318,626
                                                               ----------  ----------  -----------  -----------
         Income before income taxes                               219,851      84,480      306,842      209,961

Provision for income taxes                                         77,489      28,723      109,152       71,387
                                                               ----------  ----------  -----------  -----------
         Net income                                            $  142,362  $   55,757  $   197,690  $   138,574
                                                               ==========  ==========  ===========  ===========
Weighted shares outstanding                                       884,507                  883,707
Earnings per share                                                   0.16                     0.22


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 1996 and 1995
(Unaudited)

                                                                           1996             1995
Cash flows from operating activities:
  Net income                                                         $    197,690      $   138,574
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation                                                           20,351           16,935
    Provision for loan losses                                              13,560           39,985
    Stock dividend, FHLB stock                                            (10,500)          (5,000)
    Deferred income taxes                                                                   (3,936)
    Net loan origination fees deferred                                     14,953           16,487
    Amortization of deferred loan fees                                    (10,232)          (8,635)
    Noncash compensation related to ESOP                                   46,153
    Loss on sale of real estate acquired by foreclosure                     2,633
    Change in assets and liabilities:
      Accrued interest receivable                                         (39,352)         (23,769)
      Other assets                                                         14,911           11,601
      Income tax receivable                                                                (56,583)
      Accrued interest payable                                             (4,821)            (970)
      Accounts payable and other liabilities                               45,544           14,906
      Income tax payable                                                   55,374
                                                                     ------------      -----------
          Net cash provided by operating activities                       346,264          139,595
                                                                     ------------      -----------

Cash flows from investing activities:
    Proceeds from sale of real estate acquired by foreclosure             166,332           10,000
    Purchase mortgage backed securities                                  (500,420)
    Mortgage-backed securities principal repayments                        31,284           14,334
    Net incrase in loans receivable                                    (1,066,481)        (412,787)
                                                                     ------------      -----------
          Net cash used in investing activities                        (1,369,285)        (388,453)
                                                                     ------------      -----------
Cash flows from financing activities:
    Net (decrease) increase in savings accounts and certificates       (1,740,077)       1,355,944
    Advance payments by borrowers for taxes and insurance                 (11,710)         (11,990)
    Federal Home Loan Bank advances
    Federal Home Loan Bank advance principal repayments                (2,540,657)         (31,685)
    Stock conversion costs                                                (69,575)         (23,500)
                                                                     ------------      -----------
          Net cash (used in) provided by financing activities          (4,362,019)       1,288,769
                                                                     ------------      -----------
          Net (decrease) increase in cash and cash equivalents         (5,385,040)       1,039,911
                                                                     ------------      -----------
Cash and cash equivalents at beginning of period                        7,624,857        2,351,894
                                                                     ------------      -----------
Cash and cash equivalents at end of period                           $  2,239,817      $ 3,391,805
                                                                     ============      ===========
Supplemental disclosure of non-cash investing activities:
    Unrealized gain on securities available for sale,                $    101,263      $    58,010
    Loan transferred to real estate acquired by foreclosure                            $   118,000


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL:

The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1996.

2. INVESTMENT SECURITIES:

Investment securities are summarized as follows:

                                                                                     GROSS        GROSS      ESTIMATED
                                                                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
              DECEMBER 31, 1996                                          COST        GAINS        LOSSES      VALUE
                                                                       ---------   ----------   ----------   ---------
Available-for-Sale Equity Securities:
  Federal Home Loan Mortgage Corporation
   Common stock - 24,672 shares                                         $24,158     $656,635     $            $680,793
                                                                       ========    =========    ==========   =========


                 JUNE 30, 1996

Available-for-Sale Equity Securities:
  Federal Home Loan Mortgage Corporation
   Common stock - 6,168 shares                                          $24,158     $503,206     $            $527,364
                                                                       ========    =========    ==========   =========


FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3. MORTGAGED-BACKED SECURITIES:

Mortgage-backed securities are summarized as follows:

                                              GROSS        GROSS      ESTIMATED
                                AMORTIZED   UNREALIZED   UNREALIZED    MARKET
    DECEMBER 31, 1996             COST        GAINS        LOSSES      VALUE
                                ---------   ----------   ----------   ----------
FHLMC certificates               $580,985    $                         $580,985
GNMA certificate                    3,130                                 3,130
                                ---------   ----------   ----------   ---------
                                 $584,115    $                         $584,115
                                =========   ==========   ==========   =========

    JUNE 30, 1996

FHLMC certificates               $111,228    $  9,699                  $120,927
GNMA certificate                    3,751         322                     4,073
                                ---------   ----------   ----------   ---------
                                 $114,979    $ 10,021                  $125,000
                                =========   ==========   ==========   =========

4. ALLOWANCE FOR LOAN LOSSES:

An analysis of the changes in the loan loss allowance for the three months and six months ended December 31 follows:

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                    1996         1995          1996       1995
                                 -----------------------------------------------
Beginning balance                 $100,000     $ 70,000     $100,000     $ 70,000

Provision                            7,907       39,985       13,560       39,985

Charge offs                         (7,907)       9,985      (13,560)       9,985
                                 ---------    ---------    ---------    ---------
Ending balance                    $100,000     $100,000     $100,000     $100,000
                                 =========    =========    =========    =========


Nonaccrual loans amounted to $131,781 and $417,981 at December 31, 1996 and 1995 respectively.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



5. FEDERAL HOME LOAN BANK ADVANCES:

Federal Home Loan Bank advances at December 31, 1996 and June 30, 1996 are as follows:

                                  DECEMBER 31, 1996         JUNE 30, 1996
                                  -----------------   ---------------------------
DATE OF ISSUE  YEAR OF MATURITY         AMOUNT           AMOUNT     INTEREST RATE
-------------  ----------------        --------       -----------   -------------
  8/11/94           8/11/14                           $ 1,500,000       6.23%
 10/27/94          11/01/04          $  142,627           177,160       8.45
 11/18/94          11/18/14                             1,000,000       5.89
  1/31/95           1/30/15                               650,000       5.46
  5/09/95           6/01/05             147,126           153,250       7.35
                                     ----------       -----------
                                     $  939,753       $ 3,480,410
                                     ==========       ===========

6. SUBSEQUENT EVENTS:

On January 9, 1997 the shareholders of the Corporation approved the First Lancaster Bancshares Inc. 1996 Stock Option and Incentive Plan and the First Lancaster Federal Savings Bank Management Recognition Plan.

Under the 1996 Stock Option and incentive Plan, the Company may grant either incentive (ISO) or non-qualified stock options to key employees and directors for an aggregate of 95,881 shares of the Company's common stock. On January 9, 1997 options covering 71,910 shares were granted under the plan and are exercisable at an exercise price of $14.625 per share which equaled 100% of the fair market on the date such options were granted. The option price is equal to 110% of the fair market value on the grant date in the case of ISO granted to persons owning more than 10% of the outstanding common shares. Each option will become exercisable with respect to twenty percent of the optioned shares upon an optionee's completion of each of five years of future service as an employee, director or advisory or emeritus director, provided that an option shall become 100% exercisable immediately if an optionee's continuous service terminates due to death or disability. The options expire ten years after the date of grant.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Under the First Lancaster Federal Savings Bank Management Recognition Plan
(MRP), the MRP trust may purchase, in the aggregate, up to a maximum of 38,352 shares of common stock. Those eligible to receive shares (at no exercise price) under the MRP include certain directors, advisory directors, directors emeritus and executive officers of the Company as determined by members of a committee appointed by the Board of Directors. On January 9, 1997 awards covering 28,761 shares of common stock had been granted. Awards to directors and eligible employees will vest 20% on each anniversary date of the award. Vesting will, however, accelerate to 100% if the participants service terminates due to death or disability. Shares are held by the trustee and are voted by the MRP trustee in the same proportion as the trustee of the Company's ESOP plan votes shares held therein. Assets of the trust are subject to the general creditors of the Company.

7. EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARD:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation". This Statement encourages entities to adopt the fair value based method of accounting for employee stock options or other stock compensation plans. However, it allows an entity to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principal Board (APB) Opinion No 25, "Accounting for Stock Issued to Employees". Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company adopted the Statement on January 9, 1997, the date the shareholders approved the 1996 Stock Option and Incentive Plan and the First Lancaster Federal Savings Bank Management Recognition Plan. The Company has determined it will use the accounting prescribed by APB Opinion No. 25.

Item 2.  Management's Discussion and Analysis or Plan of Operation

GENERAL

The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company's operating expenses consist primarily of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Company's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Any forward-looking statements included in this report or in any report included by reference, which reflect management's best judgement based on factors known, involve risks and uncertainties, including but not limited to those discussed above. Actual results could differ materially from those expressed or implied.


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND JUNE 30, 1996

The Bank's total assets decreased by approximately $3.8 million, or 9.3%, from $40.7 million at June 30, 1996 to $36.9 million at December 31, 1996. The decrease resulted primarily from a decrease in interest-bearing deposits in other depository institutions of $5.4 million from $7.3 million at June 30, 1996 to $1.9 million at December 31, 1996 offset by an increase in net loans receivable of $1 million, or 3.2%, from $31.4 million at June 30, 1996 to $32.4 million at December 31, 1996 and an increase in mortgage backed securities, held to maturity of $469 thousand from $115 thousand at June 30, 1996, to $584 thousand at December 31, 1996. The Bank's savings accounts decreased by $1.7 million, or 7.2%, from $23.5 million at June 30, 2996 to $21.8 million at December 31, 1996. The Bank's FHLB advances decreased by $2.5 million, or 71.4%, from $3.5 million at June 30, 1996 to $1.0 million at December 31, 1996, as the Bank utilized excess liquidity to reduce outstanding FHLB advances which carried high interest rates.


COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED DECEMBER 31, 1996 AND
1995.


Net Income. The Bank's net income increased by $86 thousand or 153.5%, from $56 thousand for the quarter ended December 31, 1995 to $142 thousand for the quarter ended December 31, 1996. Such increase was due primarily to an increase in net interest income of $157 thousand or 55.1%, a decrease in the provision for loan loss of $32 thousand offset by an increase in other expense of $54 thousand and an increase in provision for income taxes of $49 thousand.

Net Interest Income. Net interest income increased by $157 thousand, or 55.1%, from $285 thousand for the quarter ended December 31, 1995 to $442 thousand for the quarter ended December 31, 1996. The increase is attributed to an increase in interest income $37 thousand and a reduction of interest expense of $120 thousand.


Interest Income. Total interest and dividend income increased by $37 thousand or 5.1%, to $768 thousand for the quarter ended December 31, 1996 from $731 thousand for the quarter ended December 31, 1995. The increase primarily reflects an increase in interest income on loans. Interest on loans increased by $51 thousand, or 7.6%, during the quarter ended December 31, 1996, as compared to the quarter ended December 31, 1995, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions decreased by $14 thousand or 23.9%, during the quarter ended December 31, 1996, as compared to the quarter ended December 31, 1995. The decrease in dividends on investments and deposits in other depository institutions is attributed to the use of these short term investments to fund loan growth and pay down Federal Home Loan Bank Advances.


Interest Expense. Total interest expense decreased by $120 thousand, or 26.9%, to $325 thousand for the quarter ended December 31, 1996 from $445 thousand for the quarter ended December 31, 1995. Most of such decreases were due to decreases in interest on savings accounts and certificates of deposit, as these deposits were converted to equity as a result of the conversion to a stock bank. Interest on other borrowings decreased by $53 thousand, or 70.3%, to $23 thousand for the quarter ended December 31, 1996 from $76 thousand for the quarter ended December 31, 1995 due to repayments of debt funded by proceeds from the conversion.

Provision for Loan Losses. The Bank established provisions for loan losses of $8 thousand and $40 thousand in the quarter ended December 31, 1996 and 1995, respectively. The Bank's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions.


Noninterest Expense. Total noninterest expense increased by $54 thousand, or 33.6%, from $161 thousand for the quarter ended December 31, 1995 to $215 thousand for the quarter ended December 31, 1996. The increase was caused primarily by increases of $43 thousand and $14 thousand, respectively, in employee benefits expense and other expenses. The increase in other expense is related to costs associated with becoming a public company during 1996. Employee benefits increased as a result of the new employee ESOP plan and the directors retirement program. These increases were offset by a reduction in compensation cost. In 1995 employee bonuses totaling $35 thousand declared by the board of directors were accrued prorata as expense in the first and second quarter of 1995. Effective January 1, 1996 the board adopted a new bonus arrangement which would pay a maximum bonus of $40 thousand assuming certain target goals were attained. Such bonus was accrued prorata over the entire calendar year of 1996.

Income Tax. The effective tax rates for the quarters ended December 31, 1996 and 1995 were 35.2% and 34.0%, respectively. The increase in the effective rate was caused by nondeductible expenses related to the ESOP. Income tax expense increased by $49 thousand , or 169.8%, from $29 thousand for the quarter ended December 31, 1995 to $78 thousand for the quarter ended December 31, 1996. Income tax expense increased as a result of the increase in income before income taxes.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


Net Income. The Bank's net income increased by $59 thousand or 42.7% from $139 thousand for the six months ended December 31, 1995 to $198 thousand for the six months ended December 31, 1996. Such increase was due primarily to an increase in net interest income of $363 thousand or 64.0%, a decrease in the provision for loan loss of $26 thousand, offset by an increase in other expense of $293 thousand and an increase in income taxes of $38 thousand.


Net Interest Income. Net interest income increased by $364 thousand , or 64.0% from $568 thousand for the six months ended December 31, 1995 to $932 thousand for the six months ended December 31, 1996, due primarily to an increase in loans and investments which was funded by the conversion to a stock bank and a reduction in interest expense which was also attributed to the conversion to a stock bank.


Interest Income. Total interest and dividend income increased by $132 thousand or 9.2% from $1.4 million for the six months ended December 31, 1995 to $1.6 million for the six months ended December 31, 1996. The increase primarily reflects and increase in interest income on loans and an increase in interest and dividends on investments and deposits in other depository institutions. Interest on loans increased by $107 thousand or 7.9%, during the six months ended December 31, 1996, as compared to the six months ended December 31, 1995, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions increased by $25 thousand or 26.9%, during the six months ended December 31, 1996, as compared to the six months ended December 31, 1995. Such increase reflects increases in the average balance of such deposits as the Bank increased its liquidity through its conversion to a stock bank.


Interest Expense. Total interest expense decreased by $231 thousand , or 26.5% for the six months ended December 31, 1996 from $872 thousand at December 31, 1995 to $641 thousand at December 31, 1996. Most of such decreases were due to decreases in interest on savings accounts and certificates of deposit, as these deposits were converted to equity as a result of the conversion to a stock bank. Interest on other borrowings decreased by $90 thousand, or 58.4% to $64 thousand for the six months ended December 31, 1996 from $154 thousand for the six months ended December 31, 1995 due to repayments of debt funded by proceeds from the conversion.

Noninterest Expense. Total noninterest expense increased by $293 thousand or 92.0% from $319 thousand for the six months ended December 31, 1995 to $612 thousand at the six months ended December 31, 1996. Employee benefits increased $80 thousand primarily as a result of the new employee ESOP plan and the directors retirement program. SAIF deposit premium increased $157 thousand as a result of the one time special SAIF assessment as more fully described below and other expenses increased $64 thousand and are related to costs associated with becoming a public company during 1996. These increases were offset by a reduction in compensation cost. In 1995 employee bonuses totaling $35 thousand declared by the board of directors was accrued as expense prorata in the second and third quarter of 1995. Effective January 1, 1996 the board adopted a new bonus arrangement which would pay a maximum bonus of $40 thousand assuming certain target goals were attained. Such bonus was accrued prorata over the entire calendar year of 1996.

Income Tax. The effective tax rates for the six months ended December 31, 1996 and 1995 were 35.6% and 34.0%, respectively. The increase in the effective rate was caused by nondeductible expenses related to the ESOP. Income tax expense increased by $38 thousand or 52.9%, from $72 thousand for the six months ended December 31, 1995 to $109.1 thousand for the six months ended December 31, 1996. Income tax expense increased as a result of the increase in income before income taxes.


IMPACT OF DEPOSIT INSURANCE FUNDS ACT OF 1996

On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which included provisions recapitalizing the SAIF, provides for the eventual merger of the thrift fund with the Bank Insurance Fund ("BIF"), and reallocates payment of the annual Financing Corp. ("FICO") bond obligation. As part of the package, the Federal Deposit Insurance Corp. ("FDIC") imposed a special one-time assessment of 65.7 basis points to be applied against all SAIF-assessable deposits as of March 31, 1995, which will bring the SAIF up to the statutorily prescribed 1.25 percent designated reserve ratio. The special assessment which was paid in November 1996, was included as a $153 thousand pretax charge to the Bank operations in September 1996.

Effective January 1, 1997, SAIF members will have the same risk-based assessment schedule as BIF members. The Bank, as a healthy bank, will effectively pay no assessment for deposit insurance coverage beginning January 1, 1997. However, all SAIF and BIF institutions including the Bank will be responsible for sharing the cost of interest payments of the FICO bonds. The cost will be an annualized charge of 1.3 basis points for BIF deposits and 6.4 basis points for SAIF deposits.

As a result of the Deposit Insurance Funds Act of 1996, the Secretary of the Treasury is to review recommendations in 1997 for the establishment of a common charter for banks and savings associations. Accordingly, the Bank may be required to convert its federal savings bank charter to either a national bank charter, a state depository institution charter, or a newly designed charter. The Bank may also become regulated at the holding company level by the Board of Governors of the Federal Reserve System ("Federal Reserve") rather than by the Office of Thrift Supervision ("OTS"). Regulation by the Federal Reserve could subject the Bank to capital requirements that are not currently applicable to the Company as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted. The Bank is unable to predict whether such initiatives will result in enacted legislation requiring a charter and if so whether the charter change would significantly impact the Company's operations.


REPEAL OF SPECIAL THRIFT BAD DEBT DEDUCTION


On August 20, 1996, President Clinton signed into law the Small Business Job Protection act of 1996 which included the repeal of the special thrift bad debt provision. Although the percentage of taxable income method bad debt deduction will no longer be available to the Bank, the tax requirement to invest in certain qualifying types of investments and loans has been eliminated, thus providing greater freedom to the Company in structuring its balance sheet to maximize returns These tax related changes had no impact on the Company's financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES


The Company's primary sources of funds are deposits; principal and interest payments on loans and mortgage-backed securities; proceeds from the sale of available-for-sale securities; proceeds from maturing debt securities; advances from the FHLB; and other borrowed funds. While scheduled maturities of securities and amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-backed securities are greatly influenced by the general level of interest rates, economic conditions and competition.

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For December 31, 1996, the Bank had liquidity and short-term liquidity ratios of 11.43% and 9.11%, respectively.

At December 31, 1996, the Company had outstanding commitments to originate first mortgage loans totaling $252 thousand. The Company anticipates that it will have significant funds available to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At December 31, 1996, the Bank had tangible capital of 33.66% of tangible assets, core capital of 33.66% of adjusted tangible assets, and risk-based capital of 65.05% of risk-weighted assets.

PART 11   OTHER INFORMATION


   ITEM 1.  LEGAL PROCEEDINGS

   None.

   ITEM 2.  CHANGES IN SECURITIES

   None.

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   None

   ITEM 5.  OTHER INFORMATION

   None.

   ITEM 6.  EXHIBITS AND REPORTS

   None.

   EXHIBITS

   Exhibit 27  Financial Data Schedule

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FIRST LANCASTER BANCSHARES, INC.


Date: February 12, 1997                    /s/ Virginia R.S. Stump
                                           ----------------------------------
                                           Virginia R.S. Stump
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: February 12, 1997                    /s/ Tony A. Merida
                                           ----------------------------------
                                           Tony A. Merida
                                           Executive Vice President
                                           (Principal Financial Officer)