Form 10QSB
period 1997-03-31
FIRST LANCASTER BANCSHARES INC
filed 1997-05-15
CIK 1010839

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

[_]     Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act
        for the transition period from      to
                                       -----  -----

Commission File Number 0-20899


                       FIRST LANCASTER BANCSHARES, INC.
        ---------------------------------------------------------------
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

                                (606) 792-3368
              --------------------------------------------------
              Registrant's Telephone Number, Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

As of May 13, 1997, the issuer had 958,812 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes       No  X
   -----    -----

                                   CONTENTS


PART 1.    FINANCIAL INFORMATION                                         PAGE
           ---------------------                                         ----

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
           March 31, 1997 and June 30, 1996 (unaudited)                     2

           Consolidated Statement of Income for the Three Months and
           Nine Months Ended March 31, 1997 and 1996 (unaudited)            3

           Consolidated Statement of Cash Flows for the Nine Months
           Ended March 31, 1997 and 1996 (unaudited)                        4

           Notes to Consolidated Financial Statements                     5-8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     9-13

PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings                                               14

Item 2.    Changes in Securities                                           14

Item 3.    Defaults Upon Senior Securities                                 14

Item 4.    Submission of Matters to a Vote of Security-Holders             14

Item 5.    Other Information                                               14

Item 6.    Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                 15

EXHIBIT 11                                                                 16

EXHIBIT 27                                                                 17

                FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                 ASSETS                                                     MARCH 31,       JUNE 30,
                                                                                              1997           1996
                                                                                          -----------    -----------
Cash                                                                                      $   368,573    $   339,445
Interest-bearing cash deposits in other depository institutions                             3,060,822      7,285,412
Investment securities available-for-sale, at market value (amortized cost
  $24,158 at March 31, 1997 and June 30, 1996)                                                672,312        527,364
Mortgage-backed securities, held to maturity                                                  561,272        114,979
Investments in nonmarketable equity securities, at cost                                       331,500        315,600
Loans receivable, net                                                                      34,840,623     31,385,400
Real estate acquired by foreclosure                                                                          168,965
Accrued interest receivable                                                                   201,859        138,213
Office property and equipment, at cost, less accumulated depreciation                         399,652        427,390
Other assets                                                                                   11,546         23,870
                                                                                          -----------    -----------

      Total assets                                                                        $40,448,159    $40,726,638
                                                                                          ===========    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Savings accounts and certificates                                                         $21,963,772    $23,482,589
Advance payments by borrowers for taxes and insurance                                          19,725         24,840
Accrued interest payable                                                                        3,586         45,961
Federal Home Loan Bank advances                                                             4,183,404      3,480,410
Accounts payable and other liabilities                                                        187,288        113,958
Income tax payable                                                                             27,449          2,230
Deferred income tax payable                                                                   212,745        163,463
                                                                                          -----------    -----------

      Total liabilities                                                                    26,597,969     27,313,451
                                                                                          -----------    -----------
Preferred stock, 500,000 shares authorized
Common stock, $.01 par value; 3,000,000 shares authorized;
  886,905 and 882,108 shares issued and outstanding at
  March 31, 1997 and June 30, 1996, respectively                                                9,588          9,588
Additional paid-in capital                                                                  9,102,380      9,149,403
Employee stock ownership plan                                                                (719,100)      (767,040)
Unrealized gain on securities available-for-sale (net of deferred tax
  liability of $220,372 and $171,090, respectively)                                           427,782        332,116
Retained earnings, substantially restricted                                                 5,029,540      4,689,120
                                                                                          -----------    -----------

      Total stockholders' equity                                                           13,850,190     13,413,187
                                                                                          -----------    -----------

      Total liabilities and stockholders' equity                                          $40,448,159    $40,726,638
                                                                                          ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
      for the three months and nine months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                           1997     1996           1997       1996
                                                                        --------- ---------     ---------- ----------
Interest on loans and mortgage-backed securities                        $ 749,037 $ 671,698     $2,202,653 $2,018,175
Interest and dividends on investments and deposits in other
  depository institutions                                                  31,688    50,838        151,392    145,207
                                                                        --------- ---------     ---------- ----------

      Total interst income                                                780,725   722,536      2,354,045  2,163,382
                                                                        --------- ---------     ---------- ----------

Interest on savings accounts and certificates                             282,623   366,142        859,601  1,084,733
Interest on other borrowings                                               22,719    65,469         86,615    219,152
                                                                        --------- ---------     ---------- ----------

      Total interest expense                                              305,342   431,611        946,216  1,303,885
                                                                        --------- ---------     ---------- ----------

      Net interest income                                                 475,383   290,925      1,407,829    859,497

Provision for loan losses                                                                           13,560     39,985
                                                                        --------- ---------     ---------- ----------

      Net interest income after provision for loan losses                 475,383   290,925      1,394,269    819,512
                                                                        --------- ---------     ---------- ----------

Other expenses:
  Compensation                                                             68,527    70,179        208,606    222,558
  Employee retirement and other benefits                                   71,779    10,423        165,973     24,853
  State franchise taxes                                                     7,630     7,677         21,922     20,907
  SAIF deposit insurance premium                                            6,503    20,468        196,540     53,287
  Depreciation                                                              7,387    10,176         27,738     27,111
  Data processing                                                          11,782    11,134         32,402     31,265
  Loss on disposal of other real estate owned                                        16,150                    16,150
  Other                                                                    81,178    36,447        213,649    105,149
                                                                        --------- ---------     ---------- ----------

      Total other expenses                                                254,786   182,654        866,830    501,280
                                                                        --------- ---------     ---------- ----------

      Income before income taxes                                          220,597   108,271        527,439    318,232

Provision for income taxes                                                 77,845    36,812        186,997    108,199
                                                                        --------- ---------     ---------- ----------

      Net income                                                        $ 142,752 $  71,459     $  340,442 $  210,033
                                                                        ========= =========     ========== ==========

Weighted shares outstanding                                               906,940                  891,541
Earnings per share net of tax                                                0.16                     0.38


The accompanying notes are an integral part of the consolidated financial statements.

                FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the nine months ended March 31, 1997 and 1996
                                  (Unaudited)


                                                                                      1997         1996
                                                                                 ------------  -----------
Cash flows from operating activities:
  Net income                                                                     $    340,442  $   210,033
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                        27,738       27,111
   Provision for loan losses                                                           13,560       39,985
   Stock dividend, FHLB stock                                                         (15,900)     (11,100)
   Net loan origination fees deferred                                                  21,095       23,544
   Amortization of deferred loans fees                                                (20,433)     (12,930)
   Noncash compensation related to ESOP                                                70,493
   Loss on sale of real estate acquired by foreclosure                                  2,633       16,150
   Change in assets and liabilities:
      Accrued interest receivable                                                     (63,646)     (28,519)
      Other assets                                                                     12,324     (100,083)
      Income tax receivable                                                                        (23,082)
      Accrued interest payable                                                        (42,375)       3,758
      Accounts payable and other liabilities                                           73,330       13,327
      Income tax payable                                                               25,219
                                                                                 ------------  -----------

        Net cash provided by operating activities                                     444,480      158,194
                                                                                 ------------  -----------

Cash flows from investing activities:
  Proceeds from sale of real estate acquired by foreclosure                           166,332     (108,000)
  Purchase mortgage backed securities                                                (499,932)
  Mortgage-backed securities principal repayments                                      53,639       22,185
  Net increase in loans receivable                                                 (3,469,468)    (883,021)
                                                                                 ------------  -----------

        Net cash used in investing activities                                      (3,749,429)    (968,836)
                                                                                 ------------  -----------

Cash flows from financing activities:
  Net (decrease) increase in savings accounts and certificates                     (1,518,817)   2,332,000
  Advance payments by borrowers for taxes and insurance                                (5,115)      (6,461)
  Federal Home Loan Bank advances                                                   3,250,000
  Federal Home Loan Bank advance principal repayments                              (2,547,006)  (1,188,349)
  Stock conversion costs                                                              (69,575)
                                                                                 ------------  -----------

       Net cash (used in) provided by financing activities                           (890,513)   1,137,190
                                                                                 ------------  -----------

       Net (decrease) increase in cash and cash equivalents                        (4,195,462)     326,548

Cash and cash equivalents at beginning of period                                    7,624,857    2,351,894
                                                                                 ------------  -----------

Cash and cash equivalents at end of period                                       $  3,429,395  $ 2,678,442
                                                                                 ============  ===========

Supplemental disclosure of non-cash investing activities:
  Unrealized gain on securities available for sale,                              $     95,666  $    67,169
  Loan transferred to real estate acquired by foreclosure                                      $   118,000


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL:

    The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1996.

 2. INVESTMENT SECURITIES:

    Investment securities are summarized as follows:

                                                                       GROSS       GROSS    ESTIMATED
                                                         AMORTIZED   UNREALIZED  UNREALIZED   MARKET
     MARCH 31, 1997                                        COST        GAINS       LOSSES     VALUE
                                                         ---------   ----------  ---------- ---------
Available-for-Sale Equity Securities:
  Federal Home Loan Mortgage Corporation
    Common stock - 24,672 shares                         $  24,158    $ 648,154  $          $ 672,312
                                                         =========    =========  =========  =========
     JUNE 30, 1996

Available-for-Sale Equity Securities:
  Federal Home Loan Mortgage Corporation
    Common stock - 6,168 shares                          $  24,158    $ 503,206  $          $ 527,364
                                                         =========    =========  =========  =========

3.  MORTGAGED-BACKED SECURITIES:

    Mortgage-backed securities are summarized as follows:

                                                                       GROSS       GROSS    ESTIMATED
                                                         AMORTIZED   UNREALIZED  UNREALIZED   MARKET
     MARCH 31, 1997                                        COST        GAINS       LOSSES     VALUE
                                                         ---------   ----------  ---------- ---------
FHLMC certificates                                       $ 558,559   $                      $ 558,559
GNMA certificate                                             2,713                              2,713
                                                         ---------   ----------  ---------- ---------

                                                         $ 561,272   $                      $ 561,272
                                                         =========   ==========  ========== =========

     JUNE 30, 1996

FHLMC certificates                                       $ 111,228   $    9,699             $ 120,927
GNMA certificate                                             3,751          322                 4,073
                                                         ---------   ----------  ---------- ---------

                                                         $ 114,979   $   10,021             $ 125,000
                                                         =========   ==========  ========== =========


 4. ALLOWANCE FOR LOAN LOSSES:

    An analysis of the changes in the loan loss allowance for the three months and nine months ended March 31 follows:

                            THREE MONTHS ENDED     NINE MONTHS ENDED
                              1997      1996        1997      1996
                            --------  --------     -------- --------
Beginning balance           $100,000  $100,000     $100,000 $ 70,000

Provision                                            13,560   39,985

Charge offs                                         (13,560)   9,985
                            --------  --------     -------- --------

Ending Balance              $100,000  $100,000     $100,000 $100,000
                            ========  ========     ======== ========



Nonaccrual loans amounted to $184,019 and $451,711 at March 31, 1997 and 1996, respectively.


5.  FEDERAL HOME LOAN BANK ADVANCES:

    Federal Home Loan Bank advances at March 31, 1997 and June 30, 1996 are as follows:

                                                MARCH 31,            JUNE 30,
                                                  1997                1996
                                               -----------  ------------------------
        DATE OF                                                            INTEREST
        ISSUE        YEAR OF MATURITY             AMOUNT     AMOUNT          RATE
      ---------  -------------------------     -----------  -----------  -----------
       8/11/94           8/11/94                            $ 1,500,000     6.23%
      10/27/94          11/01/04               $   139,425      177,160     8.45
      11/18/94          11/18/94                              1,000,000     5.89
       1/31/95           1/30/15                   650,000      650,000     6.09
       5/09/95           6/01/05                   143,979      153,250     7.35
       3/14/97           3/13/98                   750,000                  6.05
       3/25/97           3/25/98                   500,000                  6.75
       3/25/97           3/25/98                 2,000,000                  6.20
                                               -----------  -----------

                                               $ 4,183,404  $ 3,480,410
                                               ===========  ===========

6.  INCENTIVE AND RECOGNITION PLANS:

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

    Under the First Lancaster Federal Savings Bank Management Recognition Plan
    (MRP), the MRP trust may purchase, in the aggregate, up to a maximum of 38,352 shares of common stock. Those eligible to receive shares (at no exercise price) under the MRP include certain directors, advisory directors, directors emeritus and executive officers of the Company as determined by members of a committee appointed by the Board of Directors. On January 9, 1997 awards covering 28,761 shares of common stock had been granted. Awards to directors and eligible employees vest 20% on each anniversary date of the award. Vesting, however, accelerates to 100% if the participants service terminates due to death or disability. Shares are held by the trustee and are voted by the MRP trustee in the same proportion as the trustee of the Company's ESOP plan votes shares held therein. Assets of the trust are subject to the general creditors of the Company.

7.  EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARDS:

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation". This Statement encourages entities to adopt the fair value based method of accounting for employee stock options or other stock compensation plans. However, it allows an entity to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principal Board (APB) Opinion No 25, "Accounting for Stock Issued to Employees". Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company adopted the Statement on January 9, 1997, the date the shareholders approved the 1996 Stock Option and

    Incentive Plan and the First Lancaster Federal Savings Bank Management Recognition Plan. The Company has determined it will use the accounting prescribed by APB Opinion No. 25.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.  EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARDS, CONTINUED:

    In June 1996, the FASB issued Statement of Financial Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement applies prospectively in fiscal years beginning after December 31, 1996. The Corporation does not expect the implementation of this statement to have a material affect on the financial statements.

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (EPS). This statement specifies the computation, presentation, and disclosure requirements for EPS and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, "Earnings Per Share" (IAS 33).

    SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS,
    (b) eliminating the modified treasury stock method and three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 requires presentation of basic EPS amounts from income for continuing operations and net income on the face of the income statement for entities with simple capital structures and dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same. The statement also requires a reconciliation of the numerator and denominator used on computing basic and diluted EPS and is applicable to all entities with publicly held common stock or potential common stock.

    SFAS No. 128 is effective for fiscal year ending June 30, 1998 and interim period after December 15, 1997. Earlier application is not permitted. EPS calculated under SFAS No. 128 are not expected to be materially different from EPS calculated under the current method.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND JUNE 30, 1996

The Bank's total assets decreased by approximately $278 thousand, or 0.7%, from $40.7 million at June 30, 1996 to $40.4 million at March 31, 1997. The decrease resulted primarily from a decrease in interest-bearing deposits in other depository institutions of $4.2 million from $7.3 million at June 30, 1996 to $3.1 million at March 31, 1997 offset by an increase in net loans receivable of $3.4 million, or 11.0%, from $31.4 million at June 30, 1996 to $34.8 million at March 31, 1997 and an increase in mortgage backed securities, held to maturity of $446 thousand from $115 thousand at June 30, 1996, to $561 thousand at March 31, 1997. The Bank's savings accounts decreased by $1.5 million, or 6.5%, from $23.5 million at June 30, 1996 to $22.0 million at March 31, 1997. The Bank's FHLB advances increased by $703 thousand, or 20.2%, from $3.5 million at June 30, 1996 to $4.2 million at March 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996

NET INCOME: The Bank's net income increased by $72 thousand or 99.8%, from $71 thousand for the quarter ended March 31, 1996 to $143 thousand for the quarter ended March 31, 1997. Such increase was due primarily to an increase in net interest income of $184 thousand or 63.4%, offset by an increase in employee retirement and other benefits of $61 thousand, an increase in other expense of $45 thousand and an increase in provision for income taxes of $41 thousand.

NET INTEREST INCOME: Net interest income increased by $184 thousand, or 63.4%, from $291 thousand for the quarter ended March 31, 1996 to $475 thousand for the quarter ended March 31, 1997. The increase is attributed to an increase in interest income of $58 thousand and a reduction of interest expense of $126 thousand.

INTEREST INCOME: Total interest and dividend income increased by $58 thousand or 8.1%, to $781 thousand for the quarter ended March 31, 1997 from $723 thousand for the quarter ended March 31, 1996. The increase primarily reflects an increase in interest income on loans. Interest on loans increased by $77 thousand, or 11.5%, during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions decreased by $19 thousand or 37.7%, during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996. The decrease in dividends on investments and deposits in other depository institutions is attributed to the use of these short term investments to fund loan growth.

INTEREST EXPENSE: Total interest expense decreased by $126 thousand, or 29.3%, to $306 thousand for the quarter ended March 31, 1997 from $432 thousand for the quarter ended March 31, 1996. Most of such decreases were due to decreases in interest on savings accounts and certificates of deposit, as these deposits were converted to equity as a result of the conversion to a stock bank. Interest on other borrowings decreased by $43 thousand, or 65.3%, to $23 thousand for the quarter ended March 31, 1997 from $66 thousand for the quarter ended March 31, 1996 due to repayments of debt funded by proceeds from the conversion.

PROVISION FOR LOAN LOSSES: The Bank established no provisions for loan losses in the quarters ended March 31, 1997 and 1996, respectively. The Bank's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions.

OTHER EXPENSE: Total other expense increased by $72 thousand, or 39.5%, from $183 thousand for the quarter ended March 31, 1996 to $255 thousand for the quarter ended March 31, 1997. The increase was caused primarily by increases of $61 thousand and $45 thousand, respectively, in employee retirement and other benefits expense and other expenses. The increase in other expense is related to costs associated with becoming a public company during 1996. Employee retirement and other benefits increased as a result of the new employee ESOP plan, management recognition plan (MRP) and the directors retirement program. These increases were offset by a reduction in compensation cost, a reduction in SAIF deposit insurance premium and no loss on disposal of other real estate occurred for the three months ended March 31, 1997.

INCOME TAX: The effective tax rates for the quarters ended March 31, 1997 and 1996 were 35.3% and 34.0%, respectively. The increase in the effective rate was caused by nondeductible expenses related to the ESOP. Income tax expense increased by $44 thousand , or 111.5%, from $37 thousand for the quarter ended March 31, 1996 to $78 thousand for the quarter ended March 31, 1997. Income tax expense increased as a result of the increase in income before income taxes.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND
1996

NET INCOME: The Bank's net income increased by $130 thousand or 62.1% from $210 thousand for the nine months ended March 31, 1996 to $340 thousand for the nine months ended March 31, 1997. Such increase was due primarily to an increase in net interest income of $548 thousand or 63.8%, a decrease in the provision for loan loss of $26 thousand, offset by an increase in employee retirement and other benefits of $141 thousand, an increase in SAIF deposit insurance premium of $143 thousand, an increase in other expense of $109 thousand and an increase in income taxes of $79 thousand.

NET INTEREST INCOME: Net interest income increased by $548 thousand, or 63.8% from $859 thousand for the nine months ended March 31, 1996 to $1.4 million for the nine months ended March 31, 1997, due primarily to an increase in loans and investments which was funded by the conversion to a stock bank and a reduction in interest expense which was also attributed to the conversion to a stock bank.

INTEREST INCOME: Total interest and dividend income increased by $200 thousand or 8.8% from $2.2 million for the nine months ended March 31, 1996 to $2.4 million for the nine months ended March 31, 1997. The increase primarily reflects an increase in interest income on loans and an increase in interest and dividends on investments and deposits in other depository institutions.
Interest on loans increased by $184 thousand or 9.1%, during the nine months ended March 31, 1997, as compared to the nine months ended March 31, 1996, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions increased by $6 thousand or 4.3%, during the nine months ended March 31, 1997, as compared to the nine months ended March 31, 1996. Such increase reflects increases in the average balance of such deposits as the Bank increased its liquidity through its conversion to a stock bank.

INTEREST EXPENSE: Total interest expense decreased by $358 thousand, or 27.4% for the nine months ended March 31, 1997 from $1.3 million at March 31, 1996 to $946 thousand at March 31, 1997. Most of such decreases were due to decreases in interest on savings accounts and certificates of deposit, as these deposits were converted to equity as a result of the conversion to a stock bank. Interest on other borrowings decreased by $132 thousand, or 60.5% to $87 thousand for the nine months ended March 31, 1997 from $219 thousand for the nine months ended March 31, 1996 due to repayments of debt funded by proceeds from the conversion.

OTHER EXPENSE: Total other expense increased by $366 thousand or 72.9% from $501 thousand for the nine months ended March 31, 1996 to $867 thousand at the nine months ended March 31, 1997. Employee retirement and other benefits increased $141 thousand primarily as a result of the new employee ESOP plan, the management recognition plan and the directors retirement program. SAIF deposit premium increased $143 thousand as a result of the one time special SAIF assessment as more fully described below and other expenses increased $109 thousand and are related to costs associated with becoming a public company. These increases were offset by a reduction in compensation cost. In 1995 employee bonuses totaling $35 thousand declared by the board of directors were accrued as expense prorata in the first and second quarter of fiscal year 1996. Effective January 1, 1996 an 1997, the board adopted a new bonus arrangement which would pay a maximum bonus of $40 and $50 thousand, respectively, assuming certain target goals were attained. Such bonuses were accrued prorata over the entire calendar years of 1996 and 1997, respectively.

INCOME TAX: The effective tax rates for the nine months ended March 31, 1997 and 1996 were 35.5% and 34.0%, respectively. The increase in the effective rate was caused by nondeductible expenses related to the ESOP and MRP. Income tax expense increased by $79 thousand or 72.8%, from $108 thousand for the nine months ended March 31, 1996 to $187 thousand for the nine months ended March 31, 1997. Income tax expense increased as a result of the increase in income before income taxes.

IMPACT OF DEPOSIT INSURANCE FUNDS ACT OF 1996

On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which included provisions recapitalizing the SAIF, provides for the eventual merger of the thrift fund with the Bank Insurance Fund ("BIF"), and reallocates payment of the annual Financing Corp. ("FICO") bond obligation. As part of the package, the Federal Deposit Insurance Corp. ("FDIC") imposed a special one-time assessment of 65.7 basis points to be applied against all SAIF-assessable deposits as of March 31, 1995, to bring the SAIF up to the statutorily prescribed 1.25 percent designated reserve ratio. The special assessment which was paid in November 1996, was included as a $153 thousand pretax charge to the Bank operations in September 1996.

Effective January 1, 1997, SAIF members have the same risk-based assessment schedule as BIF members. The Bank, as a healthy bank, effectively pays no assessment for deposit insurance coverage as of January 1, 1997. However, all SAIF and BIF institutions including the Bank are responsible for sharing the cost of interest payments of the FICO bonds. The cost is an annualized charge of 1.3 basis points for BIF deposits and 6.4 basis points for SAIF deposits.

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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For March 31, 1997, the Bank had liquidity and short-term liquidity ratios of 15.9% and 10.5%, respectively.

At March 31, 1997, the Company had outstanding commitments to originate commercial loans totaling $2.0 million and first mortgage loans totaling $1.6 million. The Company anticipates that it will have significant funds available to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At March 31, 1997, the Bank had tangible capital of 31.06% of tangible assets, core capital of 31.06% of adjusted tangible assets, and risk-based capital of 58.13% of risk-weighted assets.

PART 11   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          At the Company's Annual Meeting of Stockholders on January 9, 1997, the Company's stockholders elected two directors for three-year terms and approved the First Lancaster Bancshares, Inc. 1996 Stock Option and Incentive Plan ("Option Plan") and the First Lancaster Federal Savings Bank Management Recognition Plan ("MRP") by the following votes:

          i) the election of Virginia R.S. Stump and Ronald L. Sutton as directors (Stump: 768,614 votes for, 16,749 votes withheld, 0 broker non-votes; Sutton 779,576 votes for, 5,787 votes withheld, and 0 broker non-votes);

          ii) approval of the Option Plan (597,882 votes for, 48,960 votes against, 39,282 votes abstain, and 99,239 broker non-votes); and

          iii) approval of the MRP (600,760 votes for, 46,360 against, 40,522 votes abstain, and 97,721 broker non-votes).

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

EXHIBITS

          Exhibit 11   Computation of Earnings Per Share

          Exhibit 27   Financial Data Schedule

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIRST LANCASTER BANCSHARES, INC.

Date: May 14, 1997               /s/ Virginia R.S. Stump
                                 --------------------------------------
                                 Virginia R.S. Stump
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Date: May 14, 1997               /s/ Tony A. Merida
                                 --------------------------------------
                                 Tony A. Merida
                                 Executive Vice President
                                 (Principal Financial Officer)