Form 10KSB40
period 1997-06-30
FIRST LANCASTER BANCSHARES INC
filed 1997-09-29
CIK 1010839

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
For the fiscal year ended June 30, 1997
                                 OR
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  For the transition period from _____________________ to ________________

                          Commission File No. 0-20899
                                   __________

                        FIRST LANCASTER BANCSHARES, INC.
                        --------------------------------
                (Name of small business issuer  in its charter)

         Delaware                                     61-1297318
-------------------------------         -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

     208 Lexington Street, Lancaster, Kentucky                40444-1131
     -----------------------------------------                ----------
     (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (606) 792-3368

       Securities registered pursuant to Section 12(b) of the Act:  None.

 Securities registered pursuant to Section 12(g) of the Act:
                                        Common Stock, par value $0.01 per share
                                        ---------------------------------------
                                                     (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No  __
                                                               ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended June 30, 1997:  $3,238,399

As of September 24, 1997, the aggregate market value of the 821,619 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $13.2 million based on the average bid and asked price of $16-1/8 per share of the registrant's Common Stock on September 24, 1997. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 24, 1997:   958,812

Transitional Small Business Disclosure Format   Yes ________  No   X
                                                                 -----

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated:

        1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997 (Parts I and II)

        2. Portions of Proxy Statement for 1997 Annual Meeting of Stockholders (Part III)

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

  FIRST LANCASTER FEDERAL SAVINGS BANK. The Bank is a federal savings bank serving Garrard, Jessamine and Fayette Counties, Kentucky and which operates a full-service office in Lancaster, Kentucky and a loan production office in Nicholasville, Kentucky. The Bank was chartered by the Commonwealth of Kentucky in 1873 under the name Lancaster Building and Loan Association. The Bank adopted a federal charter and received federal insurance of its deposit accounts in 1966, at which time it adopted the name First Lancaster Federal Savings and Loan Association. In 1988 the Bank converted from a federally chartered mutual savings and loan association to a federally chartered mutual savings bank and adopted its present name.

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

RECENT DEVELOPMENTS

  The United States Congress currently is considering legislation that would, if enacted, require all federal savings institutions (such as the Bank) to convert to a national bank or a state bank or savings bank charter. In addition, the proposed legislation would cause the Company to be regulated not as a savings and loan holding company, but rather as a bank holding company or a "financial services" holding company (a new regulatory classification created by the legislation). If the pending legislation were to be adopted in its current form, it would eliminate certain advantages now enjoyed by federal savings institutions, such as unrestricted interstate branching and the absence of restrictions on the business activities of unitary savings and loan holding companies. As consideration of the proposed legislation is in its early stages, the Company cannot predict whether or in what form the legislation will be enacted.

LENDING ACTIVITIES

  GENERAL. The Bank's loan portfolio totaled $38.3 million at June 30,1997, representing 89.4% of total assets at that date. It is the Bank's policy to concentrate its lending within its market area. At June 30, 1997, $31.0 million, or 73.4% of the Bank's gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include multi-family residential mortgage loans and residential construction loans, which amounted to $7.6 million, or 18.0% of the Bank's gross loan portfolio at June 30, 1997. To a lesser extent, the Bank originates consumer loans, which consist of non-residential loans and loans secured by deposits. At June 30, 1997, consumer loans totaled $3.6 million, or 8.6% of the Bank's gross loan portfolio.

  LOAN PORTFOLIO COMPOSITION. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1997, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                                 June 30,
                                                    ---------------------------------------------------------------
                                                                  1997                              1996
                                                    -----------------------------      ----------------------------
                                                                         (Dollars in thousands)
                                                         Amount           %                 Amount          %
                                                      -------------  ------------        ------------  ------------
Real estate loans:
Single-family residential...........................        $30,996          73.4%            $27,709          86.6%
Multi-family residential and commercial.............            997           2.3                 579           1.8
Construction........................................          6,632          15.7               2,135           6.7
Nonresidential (1)..................................          3,335           7.9               1,222           3.8
                                                            -------         -----             -------         -----

Total real estate loans.............................         41,980          99.3              31,645          98.9

Consumer Loans                                                  276           0.7                 344           1.1
                                                            -------         -----             -------         -----
                                                             42,256         100.0%             31,989         100.0%
                                                                            -----                             -----
Less:
Loans in process....................................          3,828                               462
Unearned loan origination fees......................             19                                42
Allowance for loan losses...........................            125                               100
                                                            -------                           -------

Total...............................................        $38,284                           $31,385
                                                            =======                           =======

(1) Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property.

          LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                     Due during the          Due after 1 through          Due after 5
                                     year ended June            5 years after          years after June
                                        30, 1998                June 30, 1998              30, 1998               Total
                                  -------------------     -----------------------    -------------------     --------------
                                                                        (In thousands)
Single-family residential.........            $23,641                      $2,755                 $4,600            $30,996
Multi-family residential..........                 --                          25                    972                997
Construction......................              6,209                          --                    423              6,632
Nonresidential....................              3,005                          48                    302              3,355
Consumer..........................                168                         108                     --                276
                                              -------                      ------                 ------            -------
Total.............................            $33,023                      $2,936                 $6,297            $42,256
                                              =======                      ======                 ======            =======

     The following table sets forth at June 30, 1997, the dollar amount of all loans which have predetermined interest rates and have floating or adjustable interest rates.

                                             Predetermined               Floating or
                                                 Rate                  Adjustable Rates
                                           ----------------------------------------------
                                                            (In thousands)
Singe-family residential...................             $ 6,160                   $24,786
Multi-family residential...................                 365                       632
Construction...............................               6,410                       222
Nonresidential.............................               3,113                       242
Consumer...................................                 276                        --
                                                        -------                   -------
Total......................................             $16,324                   $25,932
                                                        =======                   =======

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

                                                                   Year Ended June 30,
                                              ------------------------------------------------------------
                                                          1997                             1996
                                                -------------------------       --------------------------
                                                                      (In thousands)
Loans originated:
 Real estate loans:
 Single-family residential (1)................                    $ 7,539                          $ 6,551
 Construction (2).............................                      7,063                            3,193
 Nonresidential (3)...........................                      1,980                              241
Consumer loans................................                        117                              194
                                                                  -------                          -------
Total loans originated........................                    $16,699                          $10,179
                                                                  =======                          =======

____________
(1)  Includes home equity loans.
(2)  Loans are for six months and must be converted to permanent loans.
(3)  Includes loans secured by first liens on residential lots.

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

  Applications for single-family real estate loans are underwritten and closed in accordance with the standards of the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") except that, consistent with banking practice in Kentucky, title opinions rather than title insurance are obtained. Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is usually undertaken by an appraiser approved by the Bank's Board of Directors and licensed or certified (as necessary) by the Commonwealth of Kentucky. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

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

  Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 10% of the institution's unimpaired capital and surplus. Under this general law, the Bank's loans to one borrower were limited to $1.3 million at June 30, 1997. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and
(v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower to develop residential housing were limited to $4.0 million at June 30, 1997. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 1997, the Bank's largest lending relationship was a $1.5 million loan to develop property for single-family residences. The loan was current and performing in accordance with its terms at June 30, 1997.

  Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

  SINGLE-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At June 30, 1997, single-family residential mortgage loans, totaled approximately $31.0 million, or 73.4% of the Bank's gross loan portfolio. Of such loans, $11.5 million were secured by nonowner-occupied investment properties consisting of single-family and duplex residential properties. All loans originated by the Bank are maintained in its portfolio rather than sold in the secondary market.

  The Bank primarily originates residential mortgage loans with adjustable rates ("ARM's"). As of June 30, 1997, 61.4% of single-family mortgage loans in the Bank's loan portfolio carried adjustable rates. Such loans are primarily for terms of 30 years, although the Bank does occasionally originate ARM's for 20 year and 25 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once a year, with a maximum adjustment of 2% per adjustment period and a maximum
aggregate adjustment of 5% over the life of the loan.   Further, the interest
rates on such loans may not be decreased by more than 1% below the interest rate at which the loan was originated. Rate adjustments on the Bank's adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board, and the adjusted interest rate is equal to such Treasury rate plus 2.75%. The adjustable-rate mortgage loans offered by the Bank do not provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied.

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

  The Bank also originates, to a limited extent, fixed-rate loans for terms of 15 years and 20 years. In each case, such loans are secured by first mortgages on single-family, owner-occupied residential real property located in the Bank's market area. Because of the Bank's policy to mitigate its exposure to interest rate risk through the use of adjustable-rate rather than fixed-rate products, the Bank does not emphasize fixed-rate mortgage loans. At June 30, 1997, $16.3 million, or 38.6%, of the Bank's loan portfolio consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank relies upon Federal Home Loan Bank ("FHLB") advances with similar maturities to fund such loans. See "-- Deposit Activity and Other Sources of Funds -- Borrowings."

  The Bank engages in construction lending involving loans to individuals for construction of one- to four-family residential housing located within the Bank's market area, with such loans converting to permanent financing upon
completion of construction.   Such loans are generally made to individuals for
construction primarily in established subdivisions within Garrard, Jessamine and Fayette Counties, Kentucky. At June 30, 1997, the Bank's loan portfolio included $6.6 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction and none of which was an interim construction loan structured to be repaid in full upon completion of construction and receipt of permanent financing. The Bank also makes a limited amount of loans to qualified builders for the construction of one- to four-family residential housing located in established subdivisions in Garrard,
Jessamine and Fayette Counties, Kentucky.   Because such homes are intended for
resale, such loans are generally not converted to permanent financing at the
Bank.   All construction loans are secured by a  first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make interest-only monthly payments. The permanent loans are typically 30-year ARM's, with the same terms and conditions otherwise offered by the Bank. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property and must execute a Construction Loan Agreement with the Bank.

  Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by requiring the involvement of qualified builders.

  MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. The Bank's multi-family residential loan portfolio generally consists of both fixed-rate and ARM loans secured by small (i.e., fewer than sixteen units) apartment buildings. Such loans currently range in size from $25,000 to $160,000. At June 30, 1997, the Bank had $997,000 of multi-family residential loans and commercial real estate loans, which amounted to 2.3% of the Bank's gross loan portfolio at such date. The Bank's commercial real estate portfolio generally consists of fixed-rate or adjustable-rate loans secured by first mortgages on residential lots upon which single-family homes will be constructed or upon a business's building and real property. In each case, such property is located in Garrard, Jessamine and Fayette Counties, Kentucky. At June 30, 1997, the Bank had approximately $3.4 million of such loans, which comprised 7.9% of its loan portfolio. Multi-family and commercial real estate loans either are originated on an adjustable-rate basis with terms of up to 15 years or on a fixed rate for a ten-year term and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

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

  CONSUMER AND OTHER LENDING. The majority of consumer loans currently in the Bank's loan portfolio consist of loans secured by savings deposits. Such savings account loans are usually made for up to 90% of the depositor's savings account balance. The interest rate is normally 1.25% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a semi-annual basis. At June 30, 1997, loans on deposit accounts totaled $243,000, or 0.6% of the Bank's gross loan portfolio. The remaining $33,000 in consumer loans includes loans secured by automobiles.

  LOAN FEES AND SERVICING. The Bank receives fees in connection with late payments and for miscellaneous services related to its loans. The Bank also charges a fee on loan originations ranging from 0.5% to 1.0% of the principal balance. The Bank does not service loans for others.

  NONPERFORMING LOANS AND OTHER PROBLEM ASSETS. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to a current status. Loans which are delinquent 45 days incur a late fee of 5.0% of principal and interest due. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 30 days. If payment is not promptly received, the borrower is contracted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. Loans placed on nonaccrual status if the loan becomes past due more than 90 days unless such loans are well-secured and in the process of collection. Loans are charged off when management concludes that they are uncollectible. See Note 1 of Notes to Consolidated Financial Statements.

  Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is initially recorded at estimated fair value and subsequently at the lower of book value or fair value, less estimated costs to sell. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a salable condition is reached. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 1 of Notes to Consolidated Financial Statements.

  The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. Further, no loans were recorded as restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated.

                                                                          At June 30,
                                                  --------------------------------------------------------
                                                             1997                           1996
                                                    -----------------------       -------------------------
                                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
 Real estate:
  Residential.....................................                   $ 808                           $ 231
      Non-residential.............................                      20                              --
Accruing loans which are contractually past due
  90 days or as to which repayment is in doubt....                      --                              76
                                                                     -----                           -----
  Total nonperforming loans.......................                   $ 828                           $ 307
                                                                     =====                           =====

Percentage of real estate loans...................                    1.97%                           0.97%
Other non-performing assets (2)...................                   $  --                           $ 169
                                                                     =====                           =====

________________
(1) Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.
(2) Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at fair market value.

          For the year ended June 30, 1997, gross interest accrued but not recognized of $16,000, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current.

          At June 30, 1997, nonaccrual loans consisted of sixteen single-family residential real estate loans and one equipment loan totaling $828,000 and represented an increase of $597,000, or 258.4% from nonaccrual loans of $231,000 at June 30, 1996. At June 30, 1997, no other non-performing assets were held by the bank.

          Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 1997, the Bank had $955,000 in assets classified as special mention, $705,000 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consist primarily of residential real estate loans secured by first mortgages. This classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan. Substandard assets are also primarily residential real estate loans, the highest balance to a single borrower, of which was $239,000 at June 30, 1997 secured by a single-family residence.

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

          Banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for determining the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as the evaluation date. This amount is considered neither a "floor" nor a

"safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

            The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                    Year Ended June 30,
                                                      --------------------------------------------
                                                               1997                     1996
                                                        -------------------       -----------------
                                                                  (Dollars in thousands)

Balance at beginning of period........................               $ 100                   $  70
Loans charged off:
 Real estate mortgage:
   Residential........................................                  14                      11
                                                                     -----                   -----
Total charge-offs.....................................                  14                      11
Recoveries............................................                  --                      --
Net loans charged off.................................                 (14)                    (11)
Provision for loan losses.............................                  39                      41
                                                                     -----                   -----
Balance at end of period..............................               $ 125                   $ 100
                                                                     =====                   =====
Ratio of net charge-offs to average
 loans outstanding during the period..................                0.04%                   0.04%
                                                                     =====                   =====

        The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                                 At June 30,
                                             ---------------------------------------------------------------------------------
                                                               1997                                       1996
                                             -------------------------------------      --------------------------------------
                                                       Percent of Loans in                         Percent of Loans in
                                                         Each Category to                           Each Category to
                                                  Amount             Total Loans              Amount             Total Loans
                                             ---------------     -----------------      ----------------     -----------------
                                                                           (Dollars in thousands)

Real estate - mortgage:
 Residential.................................           $125                  74.4%                 $100                  88.4%
                                                        ----                                        ----
      Total allowance for loan losses........           $125                                        $100
                                                        ====                                        ====

INVESTMENT ACTIVITIES

     GENERAL. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time
to time, the OTS     adjusts the percentage of liquid assets which savings banks are required to maintain. See "-- Regulation -- Regulation of the Bank Liquidity Requirements."

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

government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses of mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Bank's current investment policy, securities purchases must be approved by the Bank's President and Executive Vice President, both of whom also serve as directors of the Bank. The Board of Directors review all securities transactions on a monthly basis.

     The Bank adopted SFAS No. 115 as of July 1, 1994. Pursuant to SFAS No. 115, the Bank has classified securities with an aggregate cost of $24,158 and an approximate market value of $864,000 at June 30, 1997 as available for sale. Management of the Bank presently does not intend to sell such securities and, based on the Bank's current liquidity level and the Bank's access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Bank will be placed in a position of having to sell securities with material unrealized losses.

     Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics will be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

     MORTGAGE-BACKED AND RELATED SECURITIES. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and the Government National Mortgage Association ("GNMA"), which guarantee or insure the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

     The Bank's mortgage-backed and related securities portfolio consists primarily of seasoned fixed-rate and adjustable-rate, mortgage-backed and related securities. The Bank makes such investments in order to manage cash flow, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test.
See "-- Regulation -- Regulation of the Bank -- Qualified Thrift Lender Test."

     The following table sets forth the carrying value of the Bank's investment securities at the dates indicated.


                                                                       At June 30,
                                                     ---------------------------------------------
                                                             1997                     1996
                                                       -----------------       -------------------
                                                                 (Dollars in thousands)
Securities available for sale:
  U.S. government and agency securities............               $  864                     $ 527
Securities held to maturity:
  Mortgage-backed securities.......................                  540                       115
                                                                  ------                     -----
Total investment securities........................               $1,404                     $ 642
                                                                  ======                     =====

The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank's investment portfolio at June 30, 1997.



                                     One Year or Less        One to Five Years       Five to Ten Years
                               ---------------------------------------------------------------------------
                                  Carrying     Average      Carrying    Average     Carrying    Average
                                  Value        Yield        Value       Yield       Value       Yield
                                 ---------  -------------  ----------  ----------  ----------  ----------
                                                          (Dollars in thousands)
Securities available
for sale:
  U.S. government and
   agency securities.......       $864      45.8%(1)        $  --       -- %        $ --           %
Securities held to
 maturity:
Mortgage-backed securities.       $ --        --                6       9.5%          24        8.3%
                                  ----                      -----                   ----
Total......................       $864      45.8%           $   6       9.5%        $ 24        8.3%
                                  ====                      =====                   ====


                                         More than                                    Total
                                         Ten Years                             Investment Portfolio
                                --------------------------------------------------------------------------
                                  Carrying          Average             Carrying     Market      Average
                                    Value            Yield                Value      Value        Yield
                                ------------     --------------        ----------  ----------  -----------
                                                     (Dollars in thousands)
Securities available
for sale:
  U.S. government and
   agency securities.......      $ --                %                $  864      $  864        45.8%
Securities held to
 maturity:
Mortgage-backed securities.       510             7.6%                   540         546         7.7%
                                 ----                                 ------      ------
Total......................      $510             7.6%                $1,404      $1,410         7.7%
                                 ====                                 ======      ======

___________
(1)  Based on historical cost of $24,000.

   The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-backed securities with less than one year to maturity or subject to repurchase within one year) equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity ratio of the Bank for the month of June 30, 1997, was 9.27%. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

  The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                    Year Ended June 30,
                                      ----------------------------------------------------------------------------
                                                         1997                                  1996
                                        --------------------------------------  ----------------------------------
                                         Average                                 Average
                                         Deposits         Average Rate           Deposits      Average Rate
                                       ------------      ---------------       ------------   ---------------
                                                                  (Dollars in thousands)
Non-interest bearing demand
 deposits............................. $     3               --  %              $   --               --  %
Savings deposits......................   3,180               3.13                 3,952             3.64
Time deposits.........................  19,023               5.64                21,550             5.95
                                       -------                                  -------
 Total deposits....................... $22,203                                  $25,502
                                       =======                                  =======


  The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997.

                                         Certificates of Deposits
                                       -----------------------------
                                              (In thousands)

Maturity Period
-------------------------------------
Three months or less                                  $  721
Over three through six months                            100
Over six through 12 months                               909
Over 12 months                                           932
                                                      ------
Total                                                 $2,662
                                                      ======

      BORROWINGS. Savings deposits historically have been the source of funds for the Bank's lending, investments and general activities. The Bank is authorized, however, to use advances from the of Cincinnati to supplement its supply of lendable funds and to deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets (approximately $10.7 million), subject to normal collateral and underwriting requirements. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB of Cincinnati and first mortgage loans.

      As of June 30, 1997, the Bank had $5.9 million in advances outstanding. For further information, see Note 9 of Notes to Consolidated Financial Statements. Further asset growth may be funded through additional advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SUBSIDIARY ACTIVITIES

      As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1997, the Bank was authorized to invest up to approximately $1.3 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

      The Bank has one subsidiary service corporation, First Lancaster Corporation, which it formed in 1978 to hold stock in Intrieve, Inc., a data processing service.

MARKET AREA

      The Bank's market area for gathering deposits and making loans consists of Garrard, Fayette and Jessamine Counties, Kentucky, which are located around Lexington, Kentucky. The economy in the Bank's market area is based upon a variety of manufacturing and service industries within a one-hour drive from its office in Lancaster Kentucky rather than a single large employer or a single industry. Such industries include an automobile and truck manufacturer, a computer printer manufacturer, an electrical equipment manufacturer, a printing company and a heating and air conditioning equipment manufacturer. Other significant employers include the Garrard County school system and the Christian Appalachian Project, a nonprofit organization with over 300 employees.

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

      Management considers its market area for gathering deposits to be Garrard and Jessamine Counties in Kentucky. The Bank estimates that it competes with two banks for deposits and loans. Based on data provided by the FHLB, the Bank estimates that at June 30, 1997, the latest date for which information was available, it had 18.6% of deposits held by all banks and thrifts in its market area.

EMPLOYEES

      As of June 30, 1997, the Bank had 9 full-time and 2 part-time employees.

REGULATION OF THE COMPANY

      General. The Company is a savings and loan holding company as defined by the Home Owners' Loan Act (the "HOLA") and, as such, is subject to OTS regulation, supervision and examination. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries and may restrict or prohibit activities that are determined to represent a serious risk to the safety, soundness or stability of the Bank or any other subsidiary savings institution. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

      ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company, provided that its savings association subsidiary remains in compliance with the qualified thrift lender test. See "Regulation of the Bank -- Qualified Thrift Lender Test." Legislation currently pending in the United States Congress would, if enacted, restrict the business activities of unitary savings and loan holding companies; however, the legislation in its present form would grandfather the current absence of restriction on business activities for unitary savings and loan holding companies in existence on the bill's date of enactment. Since the Company currently is a unitary savings and loan holding company, it would qualify for such grandfathered treatment under the current form of the legislation.

      Upon any non-supervisory acquisition by the Company of another savings institution that is held as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

      RESTRICTIONS ON ACQUISITIONS. Under the HOLA, a savings and loan holding company is required to obtain the prior approval of the OTS before acquiring another savings institution or savings and loan holding company. A savings and loan holding company may not (i) acquire, with certain exceptions, more than 5% of a non-subsidiary savings institution or a non-subsidiary savings and loan holding company; or (ii) acquire or retain control of a depository institution that is not insured by the FDIC. In addition, while the Bank generally may acquire a savings institution by merger in any state without restriction by state law, the Company could acquire control of an additional savings institution in a state other than Kentucky only if such acquisition is permitted under the laws of the target institution's home state.

REGULATION OF THE BANK

      General. The Bank is a federally chartered savings institution, is a member of the FHLB of Cincinnati and its deposits are insured by the FDIC through the Savings Association Insurance Fund (the "SAIF"). As a federal savings institution, the Bank is subject to regulation and supervision by the OTS and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions.

      As a federally insured depository institution, the Bank is subject to various regulations promulgated by the Federal Reserve Board, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulations E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

      The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank and its operations that in turn, could have a material adverse effect on the Company.

      PROPOSED LEGISLATION.   Legislation currently pending before the United
States Congress would, if enacted, require all federal savings institutions (such as the Bank) to convert to a national bank or a state bank or savings bank charter. In addition, the proposed legislation would cause the Company to be regulated not as a savings and loan holding company, but rather as a bank holding company or a "financial services" holding company (a new regulatory classification created by the legislation). If the pending legislation were to be adopted in its current form, it would eliminate certain advantages now enjoyed by federal savings institutions, such as the authority to establish branches without geographical restriction.

      As consideration of the proposed legislation is in its early stages, the Company cannot predict whether or in what form the legislation will be enacted. However, based upon the provisions of the currently pending legislation, the management of the Company does not believe that the enactment of such legislation would have a material adverse effect on its financial condition or results of operations

      CAPITAL REQUIREMENTS. The OTS has adopted capital adequacy regulations that require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 3% of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated Composite 1 under the CAMEL examination rating system).
See "-- Prompt Corrective Regulatory Action."

      The core capital, or "leverage ratio," requirement mandates that a savings institution maintain core capital equal to at least 3% of its adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits and is generally reduced by the amount of the savings institution's intangible assets, with limited exceptions for permissible mortgage servicing rights, purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices. Core capital is further reduced by the amount of a savings institution's investments in and loans to subsidiaries engaged in activities not permissible for national banks. At June 30, 1997, the Bank had no such investments.

      The risk-based capital standards of the OTS require maintenance of core capital equal to at least 4% of risk-weighted assets and total capital equal to at least 8% of risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" includes core capital plus supplementary capital, provided that the amount of supplementary capital does not exceed the amount of core capital. Supplementary capital includes preferred stock that does not qualify as core capital, nonwithdrawable accounts and pledged deposits to the extent not included in core capital, perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements and a portion of the institution's loan and lease loss allowance.

      The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight, which range from 0% to 100% as assigned by the OTS capital regulations based on the risks the OTS believes are inherent in the type of asset. Comparable risk weights are assigned to off-balance sheet assets.

      The OTS risk-based capital regulation also includes an interest rate risk ("IRR") component that requires savings institutions with greater than normal IRR, when determining compliance with the risk-based capital requirements, to maintain additional total capital. The OTS has, however, indefinitely deferred enforcement of its IRR requirements.

      The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at June 30, 1997.

                                                                                    Percent of
                                                            Amount                  Assets (1)
                                                     -------------------     ---------------------
                                                                 (Dollars in thousands)
Tangible capital                                                 $12,591                      30.0%
Tangible capital requirement                                         635                       1.5
                                                                 -------                      ----
Excess (deficit).....................................            $11,956                      28.5%
                                                                 =======                      ====

Core capital (2).....................................            $12,591                      30.0%
Core capital requirement                                           1,269                       3.0
                                                                 -------                     -----
Excess (deficit).....................................            $11,322                      27.0%
                                                                 =======                      ====

Risk-based capital...................................            $12,716                      52.0%
Risk-based capital requirement                                     1,977                       8.0
                                                                 -------                      ----
Excess (deficit).....................................            $10,739                      44.0%
                                                                 =======                      ====

____________
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

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

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. As required by FDICIA, banking regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.

     Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ('leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations. As of June 30, 1997, the Bank was "well-capitalized" as defined by the regulations.

     SAFETY AND SOUNDNESS STANDARDS. FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, requires the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulation or guideline, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation, and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the statute. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

     In addition, on July 10, 1995, the OTS and the federal bank regulatory agencies proposed guidelines for asset quality and earnings standards. Under the proposed standards, a savings institution would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by banking agencies, would not have a material effect on the operations of the Bank.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1997 of $327,700 The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1997, the Bank had $900,000 in long-term advances and $5.0 million in short-term advances outstanding from the FHLB of Cincinnati.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.4 million of transaction accounts, and reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, plus 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At June 30, 1997, the Bank met its reserve requirements.

     FEDERAL DEPOSIT INSURANCE. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the insurance assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution. Institutions are assigned by the FDIC to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- and, within each capital category, to one of three supervisory subgroups.

     In order to recapitalize the SAIF and to equalize the deposit insurance premiums paid by SAIF-insured institutions and institutions with deposits insured by the Bank Insurance Fund, Congress enacted the Deposit Insurance Funds Act of 1996 (the "1996 Act"), which authorized the FDIC to impose a one-time special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the statutorily designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of
65.7 basis points per $100 of each institution's SAIF-assessable deposits as of March 31, 1995. The 1996 Act provides the amount of the special assessment will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid. Based on the foregoing, the Bank recorded an accrual for the special assessment of $153,000 at September 30, 1996. Net of related tax effects, this reduced reported earnings by $101,000 for the year ended June 30, 1997.

     As a result of the recapitalization of the SAIF by the 1996 Act, the FDIC reduced the insurance assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. For the first half of 1997, the FDIC set the effective insurance assessment rates for SAIF-insured institutions, such as the Bank, at zero to 27 basis points. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between 6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members will be assessed at the same rate (currently estimated at approximately 2.4 basis points) to service the FICO obligations.

     The 1996 Act also provides that the FDIC may not assess regular insurance assessments for the SAIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for such assessments on those institutions that are not classified as "well-capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank is classified as "well-capitalized" and has not been found by the OTS to have such supervisory weaknesses.

     LIQUIDITY REQUIREMENTS. The Bank is required by OTS regulation to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United Sates government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The average daily liquidity ratio of the Bank for the month ended June 30, 1997 was 9.27%. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. The Bank was in compliance with the 1% requirement at June 30, 1997. The OTS has proposed to revise its liquidity regulations to decrease the burden of compliance with such rules. Specifically, the OTS proposal would (1) reduce the liquidity base by excluding withdrawable accounts payable in more than one year from the definition of "net withdrawable accounts," (2) reduce the liquidity requirement from 5% of net withdrawable accounts and short-term borrowings to 4%, (3) remove the 1% short-term liquidity requirement, and
(4) expand the categories of liquid assets that may count toward satisfaction of the liquidity requirement.

     QUALIFIED THRIFT LENDER TEST. The HOLA and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or suffer a number of sanctions, including restrictions on activities. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the "Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution or (ii) satisfy the HOLA's QTL test by maintaining at least 65% of "portfolio assets" in certain "Qualified Thrift Investments." For purposes of the HOLA's QTL test, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (a) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (b) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (c) loans to small businesses, student loans and credit card loans. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas.

     A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 1997, the Bank qualified as a QTL.

     RESTRICTIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution must give notice to the OTS at least 30 days before declaration of a proposed capital distribution to its holding company, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. A savings institution that has capital in excess of all regulatory capital requirements before and after a proposed capital distribution (a "Tier 1 Association") and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior OTS approval. The Bank is a Tier 1 Association.

     The OTS has issued a proposed rule that would relax the current capital distributions by savings institutions. Under the proposed regulations, the approval of the OTS would be required only for capital distributions by an institution that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution. An institution's capital rating would be determined under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action."

     Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion. In addition, under the OTC's prompt corrective action regulations, the Bank would be prohibited from paying dividends if the Bank were classified as "undercapitalized" under such rules.

     TRANSACTIONS WITH AFFILIATES. The Bank is subject to restrictions imposed by Sections 23A and 23B of the Federal Reserve Act on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by the Bank are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank's capital and surplus and as to the Company and all other affiliates to an aggregate of 20% of the Bank's capital and surplus. These restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. The Bank's ability to extend credit to its directors, executive officers, and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board thereunder. Among other things, these provisions require that an institution's extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the institution's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors.

ITEM 2.  DESCRIPTION OF PROPERTY
------   -----------------------

     The Company's principal executive offices are located at 208 Lexington Street, Lancaster, Kentucky in facilities owned by the Bank. At June 30, 1997, the Company maintained a main office in Lancaster, Kentucky (located in Garrard County) and a loan production office in Nicholasville, Kentucky (located in Jessamine County). The Company owns its premises in Lancaster and leases the premises in Nicholasville.

ITEM 3.  LEGAL PROCEEDINGS.
------   ------------------

     From time to time, the Company and its subsidiary are parties to various legal proceedings incident to its business. At June 30, 1997, there were no legal proceedings that management anticipates would have a material adverse effect on the Company

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
------   -------------------------------------------

     No matters were submitted to a vote of security holders of the Company through a solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------   --------------------------------------------------------

     The information contained under the section captioned "Market and Dividend Information" in the Company' 1997 Annual Report to Stockholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

  The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS
------    --------------------

The consolidated financial statements of the Company in the Annual Report are incorporated herein by reference.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

  For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Information regarding Virginia R.S. Stump and Tony A Merida, the only executive officers of the Company, is set forth under "Proposal I -- Election of Directors" in the Proxy Statement.

  Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION
-------   ----------------------

  The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------   -----------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

     Information regarding this item in incorporated by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

     (b)  Security Ownership of Management

  Information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- "Election of Directors" in the Proxy Statement.

     (c)  Changes in Control

    Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

    The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
-------   ---------------------------------------

          (a)(1) The following consolidated financial statements of the Company included in the Annual Report are incorporated herein by reference from Item 7 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

               1.   Report of Independent Auditors.

               2. Consolidated Statements of Financial Condition as of June 30, 1997 and 1996.

               3. Consolidated Statements of Income for the Years Ended June 30, 1997 and 1996.

               4. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1997 and 1996.

               5. Consolidated Statements of Cash Flows for the Years Ended June 30, 1997 and 1996.

               6.   Notes to Consolidated Financial Statements.


(a)(2)    Exhibits
          --------
  The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.


    No.       Description
    ---       -----------

     3.1      Certificate of Incorporation of First Lancaster Bancshares, Inc.*
     3.2      Bylaws of First Lancaster Bancshares, Inc.*
     4        Form of Common Stock Certificate of First Lancaster Bancshares, Inc.*
     10.1     First Lancaster Bancshares, Inc. 1997 Stock Option and Incentive Plan*
     10.2     First Lancaster Federal Savings Bank Management Recognition Plan*
     10.3(a)  Employment Agreement by and between First Lancaster Federal Savings
              Bank and Virginia R. S. Stump**
     10.3(b)  Employment Agreement by and between First Lancaster Bancshares, Inc.
              and Virginia R. S. Stump**
     10.4     First Lancaster Federal Savings Bank Directors' Retirement Plan*
     10.5     First Lancaster Federal Savings Bank Incentive Compensation Plan*
     10.6     Supplemental Executive Retirement Agreements between First Lancaster
              Federal Savings Bank and Virginia R. S. Stump*
     13       1997 Annual Report to Stockholders
     21       Subsidiaries of the Registrant
     23       Consent of Coopers & Lybrand LLP
     27       Financial Data Schedule (For SEC use only)

____________
* Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-2468).
**  Filed herewith and supersedes version previously filed.

  (b)  Reports on Form 8-K.  No Reports on Form 8-K were filed by the Company
       -------------------
during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FIRST LANCASTER BANCSHARES, INC.


                                     By:   /s/  Virginia R. S. Stump
                                           --------------------------
September 29, 1997                         Virginia R. S. Stump
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           (Duty Authorized Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Virginia R. S. Stump                Chairman of the Board, President and Chief          September 29, 1997
--------------------------------          Executive Officer (Principal Executive,
Virginia R. S. Stump                      Financial and Accounting Officer)


/s/  Tony A. Merida                       Vice Chairman of the Board and Executive          September 29, 1997
--------------------------------            Vice President
Tony A. Merida


/s/  David W. Gay                         Director                                          September 29, 1997
--------------------------------
David W. Gay


/s/  Jane G. Simpson                      Director                                            September 29, 1997
-------------------------------
Jane G. Simpson


/s/  Ronald L. Sutton                     Director                                            September 29, 1997
------------------------------
Ronald L. Sutton


/s/  Jack C. Zanone                       Director                                            September 29, 1997
------------------------------
Jack C. Zanone
