Form 10QSB
period 1997-09-30
FIRST LANCASTER BANCSHARES INC
filed 1997-11-13
CIK 1010839

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act for
     the transition period  from      to
                                 ----    ----

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
Yes  X    No
   ----     ----



As of November 10th, 1997, the issuer had 958,812 shares of Common Stock issued and outstanding.

   Transitional Small Business Disclosure Format (check one):

   Yes         No  X
      -----      -----

                                    CONTENTS


PART 1.     FINANCIAL INFORMATION                                                                PAGE
            ---------------------                                                                ----
Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 1997 (unaudited) and June 30, 1997      2

            Consolidated Statements of Income for the Three Months
            Ended September 30, 1997 and 1996 (unaudited)                                           3

            Consolidated Statements of Cash Flows for the Three Months
            Ended September 30, 1997 and 1996 (unaudited)                                           4

            Notes to Consolidated Financial Statements                                            5-8

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                            9-11

PART II.    OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings.                                                                     12

Item 2.     Changes in Securities                                                                  12

Item 3.     Defaults Upon Senior Securities                                                        12

Item 4.     Submission of Matters to a Vote of Security-Holders                                    12

Item 5.     Other Information                                                                      12

Item 6.     Exhibits and Reports on Form 8-K                                                       12

SIGNATURES                                                                                         13

EXHIBIT 11                                                                                         14

EXHIBIT 27                                                                                      15-16


FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                             ASSETS                                                         SEPTEMBER 30,          JUNE 30,
                                                                                                1997                 1997
                                                                                            -------------        -------------
Cash                                                                                        $     632,546        $     670,998
Interest-bearing cash deposits in other depository institutions                                 1,251,906            1,437,113
Investment securities available-for-sale, at market value (amortized cost
    $24,158 at September 30, 1997 and June 30, 1997)                                              869,688              863,520
Mortgage-backed securities, held to maturity                                                      515,295              540,408
Investments in nonmarketable equity securities, at cost                                           511,105              342,700
Loans receivable, net                                                                          42,639,325           38,283,591
Accrued interest receivable                                                                       361,917              260,227
Office property and equipment, at cost, less accumulated depreciation                             393,941              400,523
Other assets                                                                                        8,670                8,563
                                                                                            -------------        -------------

                    Total assets                                                            $  47,184,393        $  42,807,643
                                                                                            =============        =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Savings accounts and certificates                                                           $  22,457,195        $  22,127,687
Advance payments by borrowers for taxes and insurance                                              33,232               28,421
Accrued interest payable                                                                           49,634               35,583
Federal Home Loan Bank advances                                                                 9,920,324            5,926,928
Accounts payable and other liabilities                                                            421,832              293,672
Note payable                                                                                      118,443
Income tax payable                                                                                 85,006               70,849
Deferred income tax payable                                                                       191,654              216,416
                                                                                            -------------        -------------

        Total liabilities                                                                      33,277,320           28,699,556
                                                                                            -------------        -------------
Preferred stock, 500,000 shares authorized
Common stock, $.01 par value; 3,000,000 shares authorized;
   888,500 shares issued; 880,950 and 888,500 outstanding at
   September 30, 1997 and June 30, 1997, respectively                                               9,588                9,588
Additional paid-in capital                                                                      9,119,316            9,110,683
Treasury stock                                                                                   (118,441)
Employee stock ownership plan                                                                    (687,141)            (703,121)
Unrealized gain on securities available-for-sale (net of deferred tax
   liability of $287,480 and $285,383, respectively)                                              558,050              553,979
Retained earnings, substantially restricted                                                     5,025,701            5,136,958
                                                                                            -------------        -------------

        Total stockholders' equity                                                             13,907,073           14,108,087
                                                                                            -------------        -------------

        Total liabilities and stockholders' equity                                          $  47,184,393        $  42,807,643
                                                                                            =============        =============

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the three months ended September 30, 1997 and 1996
(Unaudited)



                                                                                                    THREE MONTHS ENDED
                                                                                                1997                  1996
                                                                                            -------------        -------------
Interest on loans and mortgage-backed securities                                            $    912,574         $     729,310
Interest and dividends on investments and deposits in other depository
 institutions                                                                                     28,548                75,895
                                                                                            -------------        -------------

           Total interest income                                                                  941,122              805,205
                                                                                           --------------       --------------

Interest on savings accounts and certificates                                                     302,446              274,456
Interest on other borrowings                                                                      117,542               41,162
                                                                                           --------------       --------------

           Total interest expense                                                                 419,988              315,618
                                                                                           --------------       --------------

           Net interest income                                                                    521,134              489,587

Provision for loan losses                                                                          25,000                5,653
                                                                                           --------------       --------------

           Net interest income after provision for loan losses                                    496,134              483,934
                                                                                           --------------       --------------
Other expenses:
  Compensation                                                                                     77,648               68,542
  Employee retirement and other benefits                                                           80,968               43,654
  State franchise taxes                                                                             6,434                7,146
  SAIF deposit insurance premium                                                                   10,474              173,725
  Occupancy expense                                                                                19,503               10,175
  Data processing                                                                                  12,959               11,317
  Loss on disposal of other real estate owned                                                                            3,133
  Other                                                                                           116,903               79,251
                                                                                           --------------       --------------

           Total other expenses                                                                   324,889              396,943
                                                                                           --------------       --------------

           Income before income taxes                                                             171,245               86,991

Provision for income taxes                                                                         60,562               31,663
                                                                                           --------------       --------------

           Net income                                                                      $      110,683       $       55,328
                                                                                           ==============       ==============

Weighted shares outstanding                                                                       908,927              882,908
Earnings per share net of tax                                                                        0.12                 0.06


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 1997 and 1996
(Unaudited)


                                                                                               1997                  1996
                                                                                           --------------       --------------
Cash flows from operating activities:
   Net income                                                                              $      110,683       $       55,328
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                    8,039               10,175
    Provision for loan losses                                                                      25,000                5,653
    Stock dividend, FHLB stock                                                                                          (5,200)
    Deferred federal income tax                                                                   (26,859)
    Net loan origination fees deferred                                                             37,068                3,262
    Noncash compensation related to ESOP                                                           24,613               22,116
    Loss on sale of real estate acquired by foreclosure                                                                  2,633
    MRP Benefit expense                                                                            30,189
    Change in assets and liabilities:
      Accrued interest receivable                                                                (101,690)             (35,590)
      Other assets                                                                                   (107)              (1,547)
      Accrued interest payable                                                                     14,051              (15,224)
      Accounts payable and other liabilities                                                       97,971              180,823
      Income tax payable                                                                           14,157               20,664
                                                                                           --------------       --------------

          Net cash provided by operating activities                                               233,115              246,187
                                                                                           --------------       --------------

Cash flows from investing activities:
      Purchase of FHLB stock                                                                     (168,405)
      Purchase of property, plant and equipment                                                    (1,457)
      Proceeds from sale of real estate acquired by foreclosure                                                        166,332
      Purchase mortgage backed securities                                                                             (500,420)
      Mortgage-backed securities principal repayments                                              25,113               13,018
      Net increase in loans receivable                                                         (4,417,802)            (829,442)
                                                                                           --------------       --------------
          Net cash used in investing activities                                                (4,562,551)          (1,150,512)
                                                                                           --------------       --------------
Cash flows from financing activities:
      Proceeds received from borrowings                                                           118,443
      Cash dividend                                                                              (221,940)
      Purchase of treasury stock                                                                 (118,441)
      Net (decrease) increase in savings accounts and certificates                                329,508           (1,685,372)
      Advance payments by borrowers for taxes and insurance                                         4,811                6,988
      Federal Home Loan Bank advances                                                           4,000,000
      Federal Home Loan Bank advance principal repayments                                          (6,604)          (1,506,688)
      Stock conversion costs                                                                                           (38,372)
                                                                                           ==============       ==============

          Net cash (used in) provided by financing activities                                   4,105,777           (3,223,444)
                                                                                           --------------       --------------
          Net (decrease) increase in cash and cash equivalents                                   (223,659)          (4,127,769)

Cash and cash equivalents at beginning of period                                                2,108,111            7,624,857
                                                                                           --------------       --------------

Cash and cash equivalents at end of period                                                 $    1,884,452       $    3,497,088
                                                                                           ==============       ==============
Supplemental disclosure of non-cash investing activities:
  Unrealized gain on securities available for sale, net of deferred tax liability
     of $2,097 and $60,554 at September 30, 1997 and 1996 respectively.                    $        4,071       $      117,547


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL:

   The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1997.

2. INVESTMENT SECURITIES:

   Investment securities are summarized as follows:

                                                                            GROSS         GROSS        ESTIMATED
                                                           AMORTIZED      UNREALIZED    UNREALIZED       MARKET
        SEPTEMBER 30, 1997                                   COST           GAINS         LOSSES          VALUE
                                                          ----------     ----------     ----------     ----------
Available-for-Sale Equity Securities:
  Federal Home Loan Mortgage Corporation
     Common stock - 24,672 shares                         $   24,158     $  845,530     $              $  869,688
                                                          ==========     ==========     ==========     ==========
           JUNE 30, 1997

Available-for-Sale Equity Securities:
  Federal Home Loan Mortgage Corporation
     Common stock - 24,672 shares                         $   24,158     $  839,362     $              $  863,520
                                                          ==========     ==========     ==========     ==========

3. MORTGAGED-BACKED SECURITIES:

   Mortgage-backed securities are summarized as follows:

                                                                           GROSS          GROSS         ESTIMATED
                                                           AMORTIZED     UNREALIZED     UNREALIZED        MARKET
                   SEPTEMBER 30, 1997                        COST          GAINS          LOSSES          VALUE
                                                          ----------     ----------     ----------     ----------
         FHLMC certificates                               $  510,674     $                             $  510,674
         GNMA certificate                                      4,621                                        4,621
                                                          ----------     ----------     ----------     ----------
                                                          $  515,295     $                             $  515,295
                                                          ==========     ==========     ==========     ==========
                    JUNE 30, 1997

         FHLMC certificates                               $  538,124     $    5,546                    $  543,670
         GNMA certificate                                      2,284             46                         2,330
                                                          ----------     ----------     ----------     ----------
                                                          $  540,408     $    5,592                    $  546,000
                                                          ==========     ==========     ==========     ==========

4. ALLOWANCE FOR LOAN LOSSES:

   An analysis of the changes in the loan loss allowance for the three months ended September 30 follows:

                                                      THREE MONTHS ENDED
                                                   1997                1996
                                                ------------     ------------
              Beginning balance                 $    125,000     $    100,000

              Provision                               25,000            5,653

              Charge offs                                              (5,653)
                                                ------------     ------------
              Ending balance                    $    150,000     $    100,000
                                                ============     ============

       Nonaccrual loans amounted to $1.2 million and $120 thousand at September 30, 1997 and 1996, respectively.

 5.    FEDERAL HOME LOAN BANK ADVANCES:
       Federal Home Loan Bank advances at September 30, 1997 and June 30, 1997 are as follows:


                                                       SEPTEMBER                      JUNE 30,
                                                       30, 1997                         1997
                                                   ----------------   --------------------------------------
             DATE OF                                                                            INTEREST
              ISSUE           YEAR OF MATURITY          AMOUNT               AMOUNT               RATE
         ----------------     ----------------     ----------------     ----------------    ----------------
            10/27/94             11/01/04          $        132,816     $        136,155          8.45
             1/31/95              1/30/15                   650,000              650,000          6.09
             5/09/95              6/01/05                   137,508              140,773          7.35
             3/14/97              3/13/98                   750,000              750,000          6.05
             3/25/97              3/25/98                   500,000              500,000          6.75
             3/25/97              3/25/98                 2,000,000            2,000,000          6.20
             5/01/97             10/28/97                 1,750,000            1,750,000          6.00
             7/31/97              7/31/98                 1,000,000                               5.88
             8/14/97              8/14/98                   500,000                               5.95
             8/26/97              2/20/98                   500,000                               5.84
             9/04/97              3/03/98                   750,000                               5.82
             9/16/97              3/13/98                   500,000                               5.80
             9/23/97              3/20/98                   750,000                               5.77
                                                   ----------------     ----------------
                                                   $      9,920,324     $      5,926,928
                                                   ================     ================

6. EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARDS:

   In June 1996, the FASB issued Statement of Financial Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement applies prospectively in fiscal years beginning after December 31, 1996. The Corporation adopted the statement July 1, 1997 with no material affect on the financial statements.

   In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (EPS). This statement specifies the computation, presentation, and disclosure requirements for EPS. SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements . SFAS No. 128 requires presentation of basic EPS amounts from income for continuing operations and net income on the face of the income statement for entities with simple capital structures and dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same. The statement also requires a reconciliation of the numerator and denominator used on computing basic and diluted EPS and is applicable to all entities with publicly held common stock or potential common stock.

   SFAS No. 128 is effective for the fiscal year ending June 30, 1998 and interim periods after December 15, 1997. Earlier application is not permitted. EPS calculated under SFAS No. 128 are not expected to be materially different from EPS calculated under the current method.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. If used with related disclosures and other information in the consolidated financial statements, the FASB believes that the information provided by reporting comprehensive income should help investors, creditors, and others in assessing an enterprise's activities and the timing and magnitude of its future cash flows. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. This statement is effective for fiscal years beginning after December 31, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. The only transactions that meet the definition of comprehensive income for the Corporation include the unrealized gains on securities available for sale. These unrealized gains are currently reported separately in the equity section of the statement of financial condition. Therefore, there should not be any impact on the consolidated financial statements.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

   This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company does not anticipate that the adoption of SFAS No. 131 will have a material effect on the Company.

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


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND JUNE 30, 1997

The Bank's total assets increased by approximately $4.4 million, or 10.3%, from $42.8 million at June 30, 1997 to $47.2 million at September 30, 1997. The increase resulted primarily from an increase in net loans receivable of $4.4 million, or 11.4%, from $38.3 million at June 30, 1997 to $42.7 million at September 30, 1997 and an increase in nonmarketable investment securities (due to purchases of FHLB stock) of $168 thousand from $343 thousand at June 30, 1997, to $511 thousand at September 30, 1997. This was offset by a decrease in interest-bearing deposits in other depository institutions of $185 thousand from $1.4 million at June 30, 1997 to $1.2 million at September 30, 1997. The Bank's savings accounts increased by $330 thousand, or 1.5%, from $22.1 million at June 30, 1997 to $22.4 million at September 30, 1997. The Bank's FHLB advances increased by $4.0 million, or 67.4%, from $5.9 million at June 30, 1997 to $9.9 million at September 30, 1997. During the quarter ended September 30 1997 the Company acquired 7,550 of common shares for a purchase price of $118,441. Such shares will be used to fulfill the obligation under the Company's management recognition plan. The reacquisition of common shares was funded by a loan from a third party lending institution.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME: The Bank's net income increased by $55 thousand, or 100%, from $55 thousand for the quarter ended September 30, 1996 to $110 thousand for the quarter ended September 30, 1997. Such increase was due primarily to an increase in net interest income of $32 thousand, or 6.4%, and a decrease in SAIF deposit insurance of $163 thousand from $173 thousand for the quarter ended September 30, 1996 to $10 thousand for the quarter ended September 30, 1997, offset primarily by an increase in the provision for loan loss of $25,000, an increase in employee retirement and other benefits of $37 thousand, an increase in other expense of $38 thousand and an increase in provision for income taxes of $29 thousand.

NET INTEREST INCOME: Net interest income increased by $32 thousand, or 6.4%, from $489 thousand for the quarter ended September 30, 1996 to $521 thousand for the quarter ended September 30, 1997. The increase is attributed to an increase in interest income of $136 thousand and an increase of interest expense of $104 thousand.

INTEREST INCOME: Total interest and dividend income increased by $136 thousand or, 16.9%, to $941 thousand for the quarter ended September 30, 1997 from $805 thousand for the quarter ended September 30, 1996. The increase primarily reflects an increase in interest income on loans. Interest on loans increased by $183 thousand, or 25.1%, during the quarter ended September 30, 1997, as compared to the quarter ended September 30, 1996, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions decreased by $47 thousand or, 62.4%, during the quarter ended September 30, 1997, as compared to the quarter ended September 30, 1996. The decrease in dividends on investments and deposits in other depository institutions is attributed to the use of these short term investments to fund loan growth.

INTEREST EXPENSE: Total interest expense increased by $104 thousand, or 33.1%, to $420 thousand for the quarter ended September 30, 1997 from $316 thousand for the quarter ended September 30, 1996. Interest on other borrowings increased by $76 thousand, or 185.6%, to $117 thousand for the quarter ended September 30, 1997 from $41 thousand for the quarter ended September 30, 1996 due to the increase in FHLB advances from $6.0 million at September 30, 1996 to $9.9 million at September 30, 1997.

PROVISION FOR LOAN LOSSES: The Bank established a $25,000 and $6,000 provision for loan losses for the quarter ended September 30, 1997 and 1996, respectively. The Bank's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions.

OTHER EXPENSE: Total other expense decreased by $72 thousand, or 18.1%, from $397 thousand for the quarter ended September 30, 1996 to $325 thousand for the quarter ended September 30, 1997. The decrease was caused primarily by a decrease of $163 thousand in SAIF deposit insurance due to a one time assessment in 1996. The increase in other expense is related to costs associated with operating a public company. Employee retirement and other benefits increased as a result of the new employee ESOP plan, management recognition plan (MRP) and the directors retirement program.

INCOME TAX: The effective tax rates for the quarters ended September 30, 1997 and 1996 were 35.4% and 36.4%, respectively. Income tax expense increased by $29 thousand , or 90.6%, from $32 thousand for the quarter ended September 30, 1996 to $61 thousand for the quarter ended September 30, 1997. Income tax expense increased as a result of the increase in income before income taxes.


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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For September 30, 1997, the Bank had liquidity and short-term liquidity ratios of 8.1% and 6.4%, respectively.

At September 30, 1997, the Company had outstanding commitments to originate commercial loans totaling $75 thousand and first mortgage loans totaling $903 thousand. The Company anticipates that it will borrow additional funds from the Federal Home Loan Bank to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At September 30, 1997, the Bank had tangible capital of 26.9% of tangible assets, core capital of 26.9% of adjusted tangible assets, and risk-based capital of 43.1% of risk-weighted assets.

   PART 11     OTHER INFORMATION


      ITEM 1.  LEGAL PROCEEDINGS

               None.

      ITEM 2.  CHANGES IN SECURITIES

               None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               None.

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


                                FIRST LANCASTER BANCSHARES, INC.


   Date: November 13, 1997      /s/ Virginia R.S. Stump
                                ------------------------------------------
                                    Virginia R.S. Stump
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



   Date: November 13, 1997      /s/ Tony A. Merida
                                ------------------------------------------
                                    Tony A. Merida
                                    Executive Vice President
                                    (Principal Financial Officer)