Form 10QSB
period 1997-12-31
FIRST LANCASTER BANCSHARES INC
filed 1998-02-17
CIK 1010839

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____

Commission File Number 0-20899

                       FIRST LANCASTER BANCSHARES, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                               61-1297318
-------------------------------                              ------------------
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

  Yes  X    No
     -----    -----

As of January, 1998, the issuer had 958,812 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

  Yes       No  X
     -----    -----

                                   CONTENTS


PART 1.       FINANCIAL INFORMATION                                                              PAGE
              ---------------------                                                              ----
Item 1.       Financial Statements
              Consolidated Balance Sheets as of December 31, 1997 (unaudited) and June 30, 1997     2

              Consolidated Statements of Income for the Three Months and Six Months
              Ended December 31, 1997 and 1996 (unaudited)                                          3

              Consolidated Statements of Cash Flows for the Six  Months
              Ended December 31, 1997 and 1996 (unaudited)                                          4

              Notes to Consolidated Financial Statements                                          5-8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          9-12

PART II.      OTHER INFORMATION
              -----------------

Item 1.       Legal Proceedings                                                                    13

Item 2.       Changes in Securities                                                                13

Item 3.       Defaults Upon Senior Securities                                                      13

Item 4.       Submission of Matters to a Vote of Security-Holders                                  13

Item 5.       Other Information                                                                    13

Item 6.       Exhibits and Reports on Form 8-K                                                     13


SIGNATURES                                                                                         14


Exhibit 27                                                                                         16

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                                  (UNAUDITED)
                            ASSETS                                                                DECEMBER 31,         JUNE 30,
                                                                                                     1997                1997
                                                                                                --------------      --------------
Cash                                                                                            $      562,379      $      670,998
Interest-bearing cash deposits in other depository institutions                                      1,331,280           1,437,113
Investment securities available-for-sale, at market value (amortized cost
    $24,158 at December 31, 1997 and June 30, 1997)                                                  1,034,682             863,520
Mortgage-backed securities, held to maturity                                                           487,818             540,408
Investments in nonmarketable equity securities, at cost                                                609,305             342,700
Loans receivable, net                                                                               44,615,241          38,283,591
Accrued interest receivable                                                                            413,608             260,227
Office property and equipment, at cost, less accumulated depreciation                                  389,202             400,523
Real estate acquired by foreclosure                                                                    429,200
Other assets                                                                                             7,104               8,563
                                                                                                --------------      --------------
                  Total assets                                                                  $   49,879,819      $   42,807,643
                                                                                                ==============      ==============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Savings accounts and certificates                                                               $   23,077,434      $   22,127,687
Advance payments by borrowers for taxes and insurance                                                   16,718              28,421
Accrued interest payable                                                                                64,862              35,583
Federal Home Loan Bank advances                                                                     11,885,740           5,926,928
Accounts payable and other liabilities                                                                 367,657             293,672
Income tax payable                                                                                       7,385              70,849
Deferred income tax payable                                                                            241,773             216,416
                                                                                                --------------      --------------
                Total liabilities                                                                   35,661,569          28,699,556
                                                                                                --------------      --------------
Preferred stock, 500,000 shares authorized
Common stock, $.01 par value; 3,000,000 shares authorized;
    888,500 shares issued; 886,229 and 888,500 outstanding at
    December 31, 1997 and June 30, 1997, respectively                                                    9,588               9,588
Additional paid-in capital                                                                           9,129,847           9,110,683
Treasury stock                                                                                         (88,363)
Employee stock ownership plan                                                                         (669,501)           (703,121)
Unrealized gain on securities available-for-sale (net
    of deferred tax liability of $343,578 and $285,383, respectively)                                  666,946             553,979
Retained earnings, substantially restricted                                                          5,169,733           5,136,958
                                                                                                --------------      --------------

                Total stockholders' equity                                                          14,218,250          14,108,087
                                                                                                --------------      --------------

                Total liabilities and stockholders' equity                                      $   49,879,819      $   42,807,643
                                                                                                ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the three months and six months ended December 31, 1997 and (Unaudited) 1996

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             1997       1996          1997         1996
Interest on loans and mortgage-backed securities         $  987,730   $724,306     $1,900,304   $1,453,616
Interest and dividends on investments and deposits in
  other depository institutions                              28,722     43,809         57,270      119,704
                                                         ----------   --------     ----------   ----------
        Total interest income                             1,016,452    768,115      1,957,574    1,573,320

Interest on savings accounts and certificates               312,980    302,522        615,426      576,978
Interest on other  borrowings                               171,916     22,734        289,458       63,896
                                                         ----------   --------     ----------   ----------
        Total interest expense                              484,896    325,256        904,884      640,874
                                                         ----------   --------     ----------   ----------
        Net interest income                                 531,556    442,859      1,052,690      932,446

Provision for loan losses                                    28,047      7,907        53,047        13,560
                                                         ----------   --------     ----------   ----------
        Net interest income after provision for
          loan losses                                       503,509    434,952        999,643      918,886
                                                         ----------   --------     ----------   ----------

Other expenses:
  Compensation                                               88,511     71,537        166,159      140,079
  Employee retirement and other benefits                     82,228     50,540        163,196       94,194
  State franchise taxes                                       6,434      7,146         12,868       14,292
  SAIF deposit insurance premium                              3,508     16,312         13,982      190,037
  Depreciation                                               20,757     10,176         40,260       20,351
  Data processing                                            11,048      9,303         24,007       20,620
  Other                                                      68,550     50,087        185,453      132,471
                                                         ----------   --------     ----------   ----------
        Total other expenses                                281,036    215,101        605,925      612,044
                                                         ----------   --------     ----------   ----------
        Income before income taxes                          222,473    219,851        393,718      306,842

Provision for income taxes                                   76,399     77,489        136,961      109,152
                                                         ----------   --------     ----------   ----------
         Net income                                      $  146,074   $142,362     $  256,757   $  197,690
                                                         ==========   ========     ==========   ==========

Weighted shares outstanding for basic earnings
  per share                                                 885,069    884,507        886,575      883,707
Basic earnings per share                                       0.17       0.16           0.29         0.22

Weighted shares outstanding for diluted earnings
  per share                                                 907,792    884,507        909,253      883,707

Diluted earnings per share                                     0.16       0.16           0.28         0.22


              The accompanying notes are an integral part of the
                      consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 1997 and 1996
(Unaudited)

                                                                                 1997                  1996
                                                                             -----------           -----------
Cash flows from operating activities:
 Net income                                                                  $   256,757           $   197,690
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                   16,977                20,351
   Provision for loan losses                                                      53,047                13,560
   Stock dividend, FHLB stock                                                     (6,900)              (10,500)
   Deferred income taxes                                                         (32,838)
   Net loan origination fees deferred                                            (42,936)                4,721
   Noncash compensation related to ESOP                                           52,784                46,153
   Loss on sale of real estate acquired by foreclosure                                                   2,633
   MRP benefit expense                                                            50,214
   Change in assets and liabilities:
     Accrued interest receivable                                                (153,381)              (39,352)
     Other assets                                                                  1,460                14,911
     Income tax receivable
     Accrued interest payable                                                     29,279                (4,821)
     Accounts payable and other liabilities                                       51,802                45,544
     Income tax payable                                                          (63,464)               55,374
                                                                             -----------           -----------

         Net cash provided by operating activities                               212,801               346,264
                                                                             -----------           -----------


Cash flows from investing activities:
 Proceeds from sale of real estate acquired by foreclosure                                             166,332
 Purchase of property, plant and equipment                                        (5,656)
 Purchase of FHLB stock                                                         (259,705)
 Purchase mortgage backed securities                                                                  (500,420)
 Mortgage-backed securities principal repayments                                  52,590                31,284
 Net increase in loans receivable                                             (6,342,053)           (1,066,481)
                                                                             -----------           -----------

         Net cash used in investing activities                                (6,554,824)           (1,369,285)
                                                                             -----------           -----------

Cash flows from financing activities:
 Net (decrease) increase in savings accounts and certificates                    949,747            (1,740,077)
 Advance payments by borrowers for taxes and insurance                           (11,703)              (11,710)
 Purchase of treasury stock                                                     (118,441)
 Cash dividends paid                                                            (221,940)
 Federal Home Loan Bank advances                                               7,750,000
 Federal Home Loan Bank advance principal repayments                          (1,791,188)           (2,540,657)
 Stock conversion costs                                                                                (69,575)
                                                                             -----------           -----------

         Net cash (used in) provided by financing activities                   6,556,475            (4,362,019)
                                                                             -----------           -----------

         Net (decrease) increase in cash and cash equivalents                    214,452            (5,385,040)

Cash and cash equivalents at beginning of period                               2,108,111             7,624,857
                                                                             -----------           -----------

Cash and cash equivalents at end of period                                   $ 1,893,659           $ 2,239,817
                                                                             ===========           ===========
Supplemental disclosure of non-cash investing activities:
 Unrealized gain on securities available for sale,                           $   112,967           $   101,263

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL:

     The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three months and six months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1997.

2.   INVESTMENT SECURITIES:

     Investment securities are summarized as follows:

                                                                              GROSS         GROSS       ESTIMATED
                                                                AMORTIZED   UNREALIZED    UNREALIZED     MARKET
            DECEMBER 31, 1997                                     COSTS       GAINS         LOSSES       VALUE
                                                                ---------   -----------   ----------   -----------
Available-for-Sale Equity Securities:
  Federal Home Loan Mortgage Corporation
    Common stock - 24,672 shares                                $  24,158   $ 1,010,524   $            $ 1,034,682
                                                                =========   ===========   ==========   ===========
             JUNE 30, 1997

Available-for-Sale Equity Securities:
  Federal Home Loan Mortgage Corporation
    Common stock - 24,672 shares                                $  24,158   $   839,362   $            $   863,520
                                                                =========   ===========   ==========   ===========

3.   ALLOWANCE FOR LOAN LOSSES:

     An analysis of the changes in the loan loss allowance for the three months ended December 31 follows:

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                1997        1996         1997         1996
                                             ---------   ---------    ---------    ---------
Beginning balance                            $ 150,000   $ 100,000    $ 125,000    $ 100,000

Provision                                       28,047       7,907       53,047       13,560

Charge offs                                    (28,047)     (7,907)     (28,047)     (13,560)
                                             ---------   ---------    ---------    ---------

Ending balance                               $ 150,000   $ 100,000    $ 150,000    $ 100,000
                                             =========   =========    =========    =========

     Nonaccrual loans amounted to $692,479 and $131,781 at December 31 and June 30, 1997, respectively.

4.   FEDERAL HOME LOAN BANK ADVANCES:

     Federal Home Loan Bank advances at December 31, 1997 and June 30, 1997 are as follows:


                                      DECEMBER 30,        JUNE 30,
                                         1997              1997
                                      ------------ --------------------
       DATE OF                                                 INTEREST
        ISSUE    YEAR OF MATURITY       AMOUNT        AMOUNT     RATE
    ------------ ----------------  --------------  ----------- --------
      10/27/94       11/01/04      $   113,413     $  136,155    8.45
       1/31/95        1/30/15          650,000        650,000    6.09
       5/09/95        6/01/05          122,327        140,773    7.35
       3/14/97        3/13/98          750,000        750,000    6.05
       3/25/97        3/25/98          500,000        500,000    6.75
       3/25/97        3/25/98        2,000,000      2,000,000    6.20
       5/01/97       10/28/97                0      1,750,000    6.00
       7/31/97        7/31/98        1,000,000                   5.88
       8/14/97        8/14/98          500,000                   5.95
       8/26/97        2/20/98          500,000                   5.84
       9/04/97        3/03/98          750,000                   5.82
       9/16/97        3/13/98          500,000                   5.80
       9/23/97        3/20/98          750,000                   5.77
       10/2/97        3/31/98          500,000                   5.79
      10/22/97       10/22/98          250,000                   6.05
      10/28/97        4/24/98        1,750,000                   5.86
      10/30/97        4/28/98          250,000                   5.85
      11/14/97        5/13/98          500,000                   5.83
      11/24/97        5/22/98          250,000                   5.88
      12/26/97        6/24/98          250,000                   5.91
                                   --------------  -----------

                                   $11,885,740     $5,926,928
                                   ==============  ===========

5.  EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARDS:

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

    SFAS No. 128 was adopted as of December 31, 1997. EPS calculated under SFAS No. 128 are not materially different from EPS calculated under the previous method.

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

6.  EARNINGS PER SHARE



                                For the three months ended December 31, 1997    For the six months ended December 31, 1997
                                --------------------------------------------    ------------------------------------------
                                Income          Shares          Per Share       Income          Shares         Per Share
                                (Numerator)     (Denominator)   Amount          (Numerator)     (Denominator)  Amount
Basic earnings per share
Income available to common
  shareholders                  $   146,074            885,069     $    0.17    $   256,757           886,575  $      0.29

Effect of dilutive securities
Stock options                                            5,006                                          4,328
Management recognition plan                             17,717                                         18,350

Diluted earnings per share

Income available to common
  shareholders plus assumed
  conversions                   $   146,074            907,792     $    0.16    $   256,757           909,253   $     0.28

There were no preferred dividends or antidultive securities that would effect the computation of earnings per share.

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

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

POSSIBLE YEAR 2000 COMPUTER PROGRAM PROBLEMS

A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 190-0 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Company.
Data processing is also essential to most other financial institutions and manu other companies.

All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. The service bureau of the Company has advised the Company that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND JUNE 30, 1997

The Bank's total assets increased by approximately $7.1 million, or 16.5%, from $42.8 million at June 30, 1997 to $49.9 million at December 31, 1997. The increase resulted primarily from an increase in net loans receivable of $6.3 million, or 16.5%, from $38.3 million at June 30, 1997 to $44.6 million at December 31, 1997, an increase in nonmarketable investment securities (due to purchases of FHLB stock) of $266 thousand from $343 thousand at June 30, 1997, to $609 thousand at December 31, 1997. This was offset by a decrease in interest-bearing deposits in other depository institutions of $106 thousand from $1.4 million at June 30, 1997 to $1.3 million at December 31, 1997. During the quarter ended December 31, 1997 the Bank acquired residential property through foreclosure and the property was included in other real estate at its current fair market value. The Bank's savings accounts increased by $950 thousand, or 4.3%, from $22.1 million at June 30, 1997 to $23.1 million at December 31, 1997. The Bank's FHLB advances increased by $6.0 million, or 100.5%, from $5.9 million at June 30, 1997 to $11.9 million at December 31, 1997. During the six month period ended December 31 1997 the Company acquired 7,550 of common shares for a purchase price of $118,441. Such shares will be used to fulfill the obligation under the Company's management recognition plan.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NET INCOME: The Bank's net income increased by $4 thousand, or 2.6%, from $142 thousand for the quarter ended December 31, 1996 to $146 thousand for the quarter ended December 31, 1997. The increase was due primarily to an increase in total interest income of $248 thousand, or 32.3%, offset by an increase in total interest expense of $160 thousand, or 49.1%, an increase in the provision for loan loss of $20 thousand, and an increase in other expenses of $66 thousand.

NET INTEREST INCOME: Net interest income increased by $89 thousand, or 20%, from $443 thousand for the quarter ended December 31, 1996 to $532 thousand for the quarter ended December 31, 1997. The increase is attributed to an increase in interest income of $248 thousand and an increase in interest expense of $160 thousand.

INTEREST INCOME: Total interest and dividend income increased by $248 thousand or, 32.3%, to $1 million for the quarter ended December 31, 1997 from $768 thousand for the quarter ended December 31, 1996. The increase primarily reflects an increase in interest income on loans. Interest on loans increased by $263 thousand, or 36.4%, during the quarter ended December 31, 1997, as compared to the quarter ended December 31, 1996, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions decreased by $15 thousand or, 34.4%, during the quarter ended December 31, 1997, as compared to the quarter ended December 31, 1996. The decrease in dividends on investments and deposits in other depository institutions is attributed to the use of these short term investments to fund loan growth.

INTEREST EXPENSE: Total interest expense increased by $160 thousand, or 49.1%, to $485 thousand for the quarters ended December 31, 1997 from $325 thousand for the quarter ended December 31, 1996. Interest on other borrowings increased by $149 thousand, or 657%, to $172 thousand for the quarter ended December 31, 1997 from $23 thousand for the quarter ended December 31, 1996 due to the increase in FHLB advances from $5.9 million at December 31, 1996 to $11.9 million at December 31, 1997. Due to competition for deposits in its market area, the Company has utilized FHLB advances to fund loan growth.

PROVISION FOR LOAN LOSSES: The Bank established a $28,047 and $7,907 provision for loan losses for the quarter ended December 31, 1997 and 1996, respectively. The Bank's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions including general increases in the overall loan balance outstanding at December 31, 1997.

OTHER EXPENSE: Total other expense increased by $66 thousand, or 31%, from $215 thousand for the quarter ended December 31, 1996 to $281 thousand for the quarter ended December 31, 1997. The increase was caused primarily by an increase of $32 thousand in employee retirement expense as a result of accounting for the ESOP plan, management recognition plan (MRP) and the directors retirement program. Compensation expense increased $17 thousand as a result of adding two full time employees. Other expense increased $20 due to the costs associated with operating a public company.

INCOME TAX: The effective tax rates for the quarters ended December 31, 1997 and 1996 were 34.3% and 35.2%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

NET INCOME: The Bank's net income increased by $59 thousand, or 29.9%, from $198 thousand for the six months ended December 31, 1996 to $257 thousand for the six months ended December 31, 1997. The increase was due primarily to an increase in total interest income of $384 thousand, or 24.4%, and an increase in total interest expense of $264 thousand, or 41.2% and a decrease in other expenses of $6 thousand.

NET INTEREST INCOME: Net interest income increased by $120 thousand, or 12.9%, from $932 thousand for the six months ended December 31, 1996 to $1.05 million for the six months ended December 31, 1997. This increase is composed of the increases in interest income and offsetting increase in interest expense as noted above.

INTEREST INCOME: Total interest and dividend income increased by $384 thousand or, 24.4%, to $1.96 million for the six months ended December 31, 1997 from $1.57 million for the six months ended December 31, 1996. The increase primarily reflects an increase in interest income on loans. Interest on loans increased by $447 thousand, or 30.7%, during the six months ended December 31, 1997, as compared to the quarter ended December 31, 1996, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions decreased by $62 thousand or, 52.2%, during the six months ended December 31, 1997, as compared to the quarter ended December 31, 1996. The decrease in dividends on investments and deposits in other depository institutions is attributed to the use of these short term investments to fund loan growth.

INTEREST EXPENSE: Total interest expense increased by $264 thousand, or 41.2%, to $905 thousand for the six months ended December 31, 1997 from $641 thousand for the six months ended December 31, 1996. Interest on other borrowings increased by $226 thousand, or 353%, to $290 thousand for the six months ended December 31, 1997 from $64 thousand for the six months ended December 31, 1996 due to the increase in FHLB advances from $940 thousand at December 31, 1996 to $11.9 million at December 31, 1997. Due to competition for deposits in its market area, the Company has utilized FHLB advances to fund loan growth.

PROVISION FOR LOAN LOSSES: The Bank established a $53,047 and $13,560 provision for loan losses for the six months ended December 31, 1997 and 1996, respectively. The Bank's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions including general increases in the overall balance of loans outstanding at December 31, 1997.

OTHER EXPENSE: Total other expense decreased by $6 thousand, or 1%, from $612 thousand for the six months ended December 31, 1996 to $606 thousand for the six months ended December 31, 1997. The decrease was caused primarily by a reduction in the SAIF deposit insurance expense of $176 thousand, or 92.6% for the six months ended December 31, 1997 due to the prior year one time assessment. This was offset by an increase of $69 thousand in employee retirement expense as a result of accounting for the ESOP plan, management recognition plan (MRP) and the directors retirement program. Compensation expense increased $26 thousand as a result of adding two full time employees. Other expense increased $53 due to the costs associated with operating a public company.

INCOME TAX: The effective tax rates for the six month periods ended December 31, 1997 and 1996 were 34.8% and 35.6%, respectively. The provision for income tax increased by $28 thousand , or 25.5%, from $109 thousand for the six months ended December 31, 1996 to $137 thousand for the six months ended December 31, 1997.

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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. For December 31, 1997, the Bank had liquidity and short-term liquidity ratios of 6% and 6.9%, respectively.

At December 31, 1997, the Company had outstanding commitments to originate first mortgage loans totaling $608 thousand. The Company anticipates that it will borrow additional funds from the Federal Home Loan Bank to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At December 31, 1997, the Bank had tangible capital of 27.4% of tangible assets, core capital of 27.4% of adjusted tangible assets, and risk-based capital of 39.8% of risk-weighted assets.

PART 11         OTHER INFORMATION


  ITEM 1.       LEGAL PROCEEDINGS
                None.

  ITEM 2.       CHANGES IN SECURITIES
                None.

  ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                None.

  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                The Company's Annual Meeting of Stockholders was held on November 10, 1997. 779,814 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

                The stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:

                                         Votes in Favor
Nominee                                   of Election        Votes Withheld
----------------                        ---------------      --------------
Tony A. Merida                                  760,654              19,160

Jack Zanone                                     764,814              15,000


There were no broker nonvotes on the matter.

  ITEM 5.       OTHER INFORMATION
                None.

  ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
                (a)  The following exhibit is filed herewith:

                       Exhibit 27       Financial Data Schedule

                (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST LANCASTER BANCSHARES, INC.

Date: February 12, 1998                    /s/ Virginia R.S. Stump
                                           -------------------------------------
                                           Virginia R.S. Stump
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: February 12, 1998                    /s/ Tony A. Merida
                                           -------------------------------------
                                           Tony A. Merida
                                           Executive Vice President
                                           (Principal Financial Officer)