Form 10-Q
period 1998-03-31
FIRST LANCASTER BANCSHARES INC
filed 1998-05-15
CIK 1010839

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____

Commission File Number 0-20899


                       FIRST LANCASTER BANCSHARES, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)



                 Delaware                                      61-1297318
       -------------------------------                    --------------------
       (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                      Identification No.)



              208 Lexington Street, Lancaster, Kentucky 40444-1131
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                (606) 792-3368
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---


As of May 11, 1998, the issuer had 958,812 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes              No  X
        ----            ----

                                   CONTENTS




PART 1.       FINANCIAL INFORMATION                                                                        PAGE
              ---------------------                                                                        ----
Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 1998 and June 30, 1997 (unaudited)                 2

              Consolidated Statements of Income for the Three Months and Nine Months
              Ended March 31, 1998 and 1997 (unaudited)                                                      3

              Consolidated Statements of Cash Flows for the Nine Months
              Ended March 31, 1998 and 1997 (unaudited)                                                      4

              Notes to Consolidated Financial Statements                                                    5-8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                     9-12

PART II.      OTHER INFORMATION
              -----------------

Item 1.       Legal Proceedings                                                                             13

Item 2.       Changes in Securities                                                                         13

Item 3.       Defaults Upon Senior Securities                                                               13

Item 4.       Submission of Matters to a Vote of Security-Holders                                           13

Item 5.       Other Information                                                                             13

Item 6.       Exhibits and Reports on Form 8-K                                                              13

SIGNATURES                                                                                                  14

EXHIBIT 27                                                                                                  16

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)


                                       ASSETS                                              March 31,           June 30,
                                                                                             1998                1997
 Cash                                                                                    $    469,380      $    670,998
 Interest-bearing cash deposits in other depository institutions                            1,630,045         1,437,113
 Investment securities available-for-sale, at market value (amortized cost
       $24,158 at March 31, 1998 and June 30, 1997)                                         1,170,378           863,520
 Mortgage-backed securities, held to maturity                                                 465,989           540,408
 Investments in nonmarketable equity securities, at cost                                      712,700           342,700
 Loans receivable, net                                                                     47,439,332        38,283,591
 Accrued interest receivable                                                                  387,302           260,227
 Office property and equipment, at cost, less accumulated depreciation                        382,408           400,523
 Real estate acquired by foreclosure                                                          290,200
 Income tax receivable                                                                         37,772
 Other assets                                                                                  16,221             8,563
                                                                                         -------------     -------------

                  Total assets                                                           $ 53,001,727      $ 42,807,643
                                                                                         =============     =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

 Savings accounts and certificates                                                       $ 24,416,959      $ 22,127,687
 Advance payments by borrowers for taxes and insurance                                         23,602            28,421
 Accrued interest payable                                                                      74,795            35,583
 Federal Home Loan Bank advances                                                           13,719,061         5,926,928
 Accounts payable and other liabilities                                                       322,623           293,672
 Income tax payable                                                                                              70,849
 Deferred income tax payable                                                                  320,749           216,416
                                                                                         -------------     -------------

               Total liabilities                                                           38,877,789        28,699,556
                                                                                         -------------     -------------


 Preferred stock, 500,000 shares authorized
 Common stock, $.01 par value; 3,000,000 shares authorized;
       881,359 and 888,500 shares issued and outstanding at
       March 31, 1998 and June 30, 1997, respectively                                           9,588             9,588
 Treasury Stock (12,267 shares)                                                              (193,184)
 Additional paid-in capital                                                                 9,140,753         9,110,683
 Employee stock ownership plan                                                               (651,860)         (703,121)
 Unrealized gain on securities available-for-sale (net of deferred tax
       liability of $389,714 and $285,383, respectively)                                      756,505           553,979
 Retained earnings, substantially restricted                                                5,062,136         5,136,958
                                                                                         -------------     -------------

               Total stockholders' equity                                                  14,123,938        14,108,087
                                                                                         -------------     -------------

               Total liabilities and stockholders' equity                                $ 53,001,727      $ 42,807,643
                                                                                         =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
for the three months and nine months ended March 31, 1998 and 1997
(Unaudited)


                                                                   Three Months Ended            Nine Months Ended
                                                                     1998           1997         1998          1997
 Interest on loans and mortgage-backed securities              $    969,993   $    749,037  $ 2,860,878  $   2,202,653
 Interest and dividends on investments and deposits in
       other depository institutions                                 46,577         31,688      103,847        151,392
                                                               -------------  ------------- ------------ --------------

               Total interest income                              1,016,570        780,725    2,964,725      2,354,045
                                                               -------------  -------------  -----------   ------------

 Interest on savings accounts and certificates                      318,773        282,623      934,199        859,601
 Interest on other borrowings                                       192,154         22,719      481,612         86,615
                                                               -------------  ------------- ------------ --------------

               Total interest expense                               510,927        305,342    1,415,811        946,216
                                                               -------------  -------------  -----------   ------------

               Net interest income                                  505,643        475,383    1,548,914      1,407,829

 Provision for loan losses                                           31,507                      84,554         13,560
                                                               -------------  ------------- ------------ --------------

               Net interest income after provision for
                     loan losses                                    474,136        475,383    1,464,360      1,394,269
                                                               -------------  -------------  -----------   ------------

 Other expenses:
     Compensation                                                   116,736         77,673      289,677        222,665
     Employee retirement and other benefits                          79,061         81,901      247,013        191,682
     State franchise taxes                                            6,999          7,630       19,867         21,922
     SAIF deposit insurance premium                                  11,658          6,503       25,640        196,540
     Occupancy expense                                               15,177         15,631       47,177         57,126
     Data processing                                                  9,128         11,782       33,135         32,402
     Other                                                           45,782         53,666      218,538        144,493
                                                               -------------  ------------- ------------ --------------

               Total other expenses                                 284,541        254,786      881,047        866,830
                                                               -------------  -------------  -----------   ------------

               Income before income taxes                           189,595        220,597      583,313        527,439

 Provision for income taxes                                          67,681         77,845      204,642        186,997
                                                               -------------  ------------- ------------ --------------

               Net income                                      $    121,914   $    142,752  $   378,671  $     340,442
                                                               =============  ============= ============ ==============


 Weighted shares outstanding for basic earnings
     per share                                                      881,602        886,106      884,917        884,507
 Basic earnings per share                                              0.14           0.16         0.43           0.38

 Weighted shares outstanding for diluted earnings
     per share                                                      902,501        907,629      907,002        891,681

 Diluted earnings per share                                            0.14           0.16         0.42           0.38

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
for the nine months ended March 31, 1998 and 1997
(Unaudited)


                                                                                             1998              1997
 Cash flows from operating activities:
     Net income                                                                       $       378,671   $       340,442
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                            23,771            27,738
       Provision for loan losses                                                               84,554            13,560
       Stock dividend, FHLB stock                                                             (28,600)          (15,900)
       Net loan origination fees deferred                                                      19,145            21,095
       Amortization of deferred loan fees                                                                      (20,433)
       Noncash compensation related to ESOP                                                    81,331            70,493
       Loss on sale of real estate acquired by foreclosure                                                        2,633
       MRP  benefit expense                                                                    69,842
       Change in assets and liabilities:
          Accrued interest receivable                                                        (127,075)          (63,646)
          Other assets                                                                         (7,658)           12,324
          Income tax receivable                                                               (37,772)
          Accrued interest payable                                                             39,212           (42,375)
          Accounts payable and other liabilities                                               65,634            73,330
          Income tax payable                                                                  (70,849)           25,219
                                                                                      ----------------  ----------------

               Net cash provided by operating activities                                      490,206           444,480
                                                                                      ----------------  ----------------

 Cash flows from investing activities:
     Proceeds from sale of real estate acquired by foreclosure                                                  166,332
     Purchase of property, plant & equipment                                                   (5,656)
     Purchase of Federal Home Loan Bank common stock                                         (341,400)
     Purchase mortgage backed securities                                                                       (499,932)
     Mortgage-backed securities principal repayments                                           74,419            53,639
     Net increase in loans receivable                                                      (9,549,640)       (3,469,468)
                                                                                      ----------------  ----------------

               Net cash used in investing activities                                       (9,822,277)       (3,749,429)
                                                                                      ----------------  ----------------

 Cash flows from financing activities:
     Net (decrease) increase in savings accounts and certificates                           2,289,272       (1,518,817)
     Advance payments by borrowers for taxes and insurance                                     (4,819)          (5,115)
     Purchase of treasury stock                                                              (307,441)
     Cash dividends paid                                                                     (445,750)
     Federal Home Loan Bank advances                                                       19,750,000         3,250,000
     Federal Home Loan Bank advance principal repayments                                  (11,957,867)       (2,547,006)
     Stock conversion costs                                                                                     (69,575)
                                                                                      ----------------  ----------------

               Net cash (used in) provided by financing activities                          9,323,395          (890,513)
                                                                                      ----------------  ----------------

               Net decrease in cash and cash equivalents                                       (8,676)       (4,195,462)

 Cash and cash equivalents at beginning of period                                           2,108,101         7,624,857
                                                                                      ----------------  ----------------

 Cash and cash equivalents at end of period                                           $     2,099,425   $     3,429,395
                                                                                      ================  ================

 Supplemental disclosure of non-cash investing activities:
     Unrealized gain on securities available for sale                                 $       202,526   $        95,666
     Loan transferred to real estate acquired by foreclosure                          $       290,200   $       118,000

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.    General:

       The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1997.

 2.    Investment Securities:

       Investment securities are summarized as follows:

                                                                     Gross         Gross        Estimated
                                                     Amortized     Unrealized    Unrealized       Market
                   March 31, 1998                      Cost          Gains         Losses         Value
                                                   ------------  -------------  ------------  -------------
       Available-for-Sale Equity Securities:
         Federal Home Loan Mortgage Corporation
              Common stock - 24,672 shares         $    24,158   $  1,146,220   $             $  1,170,378
                                                   ============  =============  ============  =============

                    June 30, 1997

       Available-for-Sale Equity Securities:
         Federal Home Loan Mortgage Corporation
               Common stock - 24,672 shares        $    24,158   $    839,362   $             $    863,520
                                                   ============  =============  ============  =============

3.     Allowance for Loan Losses:

       An analysis of the changes in the loan loss allowance for the three months and nine months ended March 31 follows:

                                   Three Months Ended                  Nine Months Ended
                                 1998              1997              1998              1997
                            ---------------   ---------------   ---------------   ---------------
       Beginning balance    $      150,000    $      100,000    $      125,000    $      100,000
       Provision                    31,507                              84,554            13,560
       Charge offs                 (11,507)                            (39,554)          (13,560)
                            ---------------   ---------------   ---------------   ---------------
       Ending balance       $      170,000    $      100,000    $      170,000    $      100,000
                            ===============   ===============   ===============   ===============

       Nonaccrual loans amounted to $608,973 and $184,019 at March 31, 1998 and 1997, respectively.

4.     Federal Home Loan Bank Advances:

       Federal Home Loan Bank advances at March 31, 1998 and June 30, 1997 are as follows:

                                                  March 31,              June 30,
                                                    1998                   1997
                                               --------------  ---------------------------
          Date of                                                               Interest
           Issue         Year of Maturity           Amount         Amount         Rate
       ------------  ------------------------  --------------  --------------  -----------
         10/27/94            11/01/04          $      110,360         136,155     8.45
          1/31/95            1/30/15                  650,000         650,000     5.75
          5/09/95            6/01/05                  119,240         140,773     7.35
          3/14/97            3/13/98                                  750,000     6.05
          3/25/97            3/25/98                  500,000         500,000     6.75
          3/25/97            3/25/98                                2,000,000     6.20
          5/01/97            10/28/97                               1,750,000     6.00
          7/31/97            7/31/98                1,000,000                     5.88
          8/14/97            8/14/98                  500,000                     5.95
         10/22/97            10/22/98                 250,000                     6.05
         10/28/97            4/24/98                1,750,000                     5.86
         10/30/97            4/28/98                  250,000                     5.85
         11/14/97            5/13/98                  500,000                     5.83
         11/24/97            5/22/98                  250,000                     5.88
         12/26/97            6/24/98                  250,000                     5.91
          1/27/98            1/22/98                1,000,000                     5.75
          1/28/98            2/01/08                   89,461                     6.37
          2/17/98            8/14/98                  500,000                     5.61
          2/20/98            2/20/99                  500,000                     5.67
          3/03/98            3/03/99                1,000,000                     5.75
          3/13/98            3/12/99                1,250,000                     5.74
          3/20/98            3/19/99                  750,000                     5.77
          3/25/98            3/25/99                2,000,000                     5.81
          3/31/98            9/25/98                  500,000                     5.71
                                               --------------  --------------

                                               $   13,719,061  $    5,926,928
                                               ==============  ==============

  5.   Effect of Implementing New Accounting Standards

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

       SFAS No. 128 was adopted as of January 1, 1998. EPS calculated under SFAS No. 128 are not materially different from EPS calculated under the previous method.

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


 6.    Earnings Per Share:


                                For the three months ended March 31, 1998    For the nine months ended March 31, 1998
                                -----------------------------------------    ----------------------------------------

                                Income          Shares          Per Share    Income        Shares           Per Share
                                (Numerator)     (Denominator)   Amount       (Numerator)   (Denominator)    Amount

 Basic earnings per share
 Income available to common
    shareholders               $    121,914         881,602    $     0.14  $    378,671         884,917   $     0.43

 Effect of dilutive
    securities
 Stock options                                        6,724                                       5,126
 Management recognition plan                         14,175                                      16,958

 Diluted earnings per share
 Income available to common
    shareholders
    plus assumed
    conversions                $    121,914         902,501    $     0.14  $    378,671         907,001   $     0.42

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

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to" "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Comparison of Financial Condition at March 31, 1998 and June 30, 1997

The Bank's total assets increased by approximately $10.2 million, or 23.8%, from $42.8 million at June 30, 1997 to $53 million at March 31, 1998. The increase resulted primarily from an increase in net loans receivable of $9.2 million from $38.3 million at June 30, 1997 to $47.5 million at March 31, 1998. During the quarter ended March 31, 1998 the Bank acquired residential property through foreclosure and the property was included in other real estate at its current fair market value. The Bank's total liabilities increased by approximately $10.2 million, or 35.5%, from $28.7 million at June 30, 1997 to $38.9 million at March 31, 1998. This increase was due to an increase in FHLB advances of $7.8 million, or 131.5%, from $5.9 million at June 30, 1997 to $13.7 million at March 31, 1998. The Bank's savings accounts also increased by $2.3 million, or 10.3%, from $22.1 million at June 30, 1997 to $24.4 million at March 31, 1998. During the nine month period ended March 31, 1998 the Company acquired 19,550 of common shares for a purchase price of $307,441. Such shares will be used to fulfill the obligation under the Company's management recognition plan.

Comparison of Operating Results for the three months ended March 31, 1998 and
1997

Net Income: The Bank's net income decreased by $21 thousand or 14.6%, from $143 thousand for the quarter ended March 31, 1997 to $122 thousand for the quarter ended March 31, 1998. Such decrease was due primarily to an increase in the provision for loan loss of $31 thousand, offset by a decrease in provision for income taxes of $10 thousand.

Net Interest Income: Net interest income increased by $30 thousand, or 6.3%, from $475 thousand for the quarter ended March 31, 1997 to $505 thousand for the quarter ended March 31, 1998. The increase is attributed to an increase in interest income of $236 thousand and an increase in interest expense of $206 thousand.

Interest Income: Total interest and dividend income increased by $236 thousand or 30.1%, to $1 million for the quarter ended March 31, 1998 from $781 thousand for the quarter ended March 31, 1997. The increase primarily reflects an increase in interest income on loans. Interest on loans increased by $221 thousand, or 29.5%, during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions increased by $15 thousand or 47%, during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997.

Interest Expense: Total interest expense increased by $206 thousand, or 67.3%, to $511 thousand for the quarter ended March 31, 1998 from $305 thousand for the quarter ended March 31, 1997. Interest on other borrowings increased by $170 thousand, or 745.8%, to $193 thousand for the quarter ended March 31, 1998 from $23 thousand for the quarter ended March 31, 1997 due to the increase in FHLB advances from $4.2 million at March 31, 1997 to $13.7 million at March 31, 1998. Due to competition for deposits in its market area, the Company has utilized FHLB advances to fund loan growth.

Provision for Loan Losses: The Bank established a $31 thousand provision for loan loss in the quarter ended March 31, 1998. The Bank's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions including general increases in the overall loan balance outstanding and an increase in the level of nonaccrual loans at March 31, 1998.

Other Expense: Total other expense increased by $30 thousand, or 11.7%, from $255 thousand for the quarter ended March 31, 1997 to $285 thousand for the quarter ended March 31, 1998. The increase was caused primarily by increases of $39 thousand in compensation as a result of general pay increases and the addition of two full-time employees. These increases were offset by a reduction in employee retirement expense of $3 thousand and other expense of $8 thousand and an increase in SAIF deposit insurance premium of $5 thousand.

Income Tax: The effective tax rates for the quarters ended March 31, 1998 and 1997 were 35.7% and 35.3%, respectively. Income tax expense decreased by $10 thousand , or 13.1%, from $78 thousand for the quarter ended March 31, 1997 to $68 thousand for the quarter ended March 31, 1998. Income tax expense decreased as a result of the decrease in income before income taxes.

Comparison of Operating Results for the nine months ended March 31, 1998 and
1997

Net Income: The Bank's net income increased by $38 thousand or 11.2% from $341 thousand for the nine months ended March 31, 1997 to $379 thousand for the nine months ended March 31, 1998. Such increase was due primarily to an increase in net interest income of $141 thousand or 10%, offset by an increase in provision for loan losses of $71 thousand, an increase in other expenses of $7 thousand, and an increase in income tax expense of $18 thousand.

Net Interest Income: Net interest income increased by $141 thousand, or 10% from $1.4 million for the nine months ended March 31, 1997 to $1.5 million for the nine months ended March 31, 1998. This increase is composed of the increases in interest income and offsetting increase in interest expense as noted above. The Bank's interest rate spread decreased from 3.38% for the nine months ended March 31, 1997 to 2.94% for the nine months ended March 31, 1998, due primarily to the increased use of FHLB advances to fund loan growth. FHLB advances generally carry higher rates than the average rate paid by the Bank on deposits.

Interest Income: Total interest and dividend income increased by $611 thousand or 25.9% from $2.4 million for the nine months ended March 31, 1997 to $3.0 million for the nine months ended March 31, 1998. The increase reflects an increase in interest income on loans offset in part by a decrease in interest and dividends on investments and deposits in other depository institutions. Interest on loans increased by $658 thousand or 29.9%, during the nine months ended March 31, 1998, as compared to the nine months ended March 31, 1997, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions decreased by $48 thousand or 31.4%, during the nine months ended March 31, 1998, as compared to the nine months ended March 31, 1997.

Interest Expense: Total interest expense increased by $470 thousand, or 49.7% for the nine months ended March 31, 1998 from $946 thousand at March 31, 1997 to $1.4 million at March 31, 1998. Interest on other borrowings increased by $395 thousand, or 456.4% to $482 thousand for the nine months ended March 31, 1998 from $87 thousand for the nine months ended March 31, 1997 due to the increase in FHLB advances from $4.2 million at March 31, 1997 to $13.7 million at March 31, 1998. Due to competition for deposits in its market area, the Company has utilized FHLB advances to fund loan growth.

Provision for Loan Loss: The Bank established a $85 thousand provision for loan loss for the nine months ended March 31, 1998. The Bank's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions including a general increase in the overall balance outstanding and an increase in the level of nonaccrual loans.

Other Expense: Total other expense increased by $14 thousand or 1.6% from $867 thousand for the nine months ended March 31, 1997 to $881 thousand for the nine months ended March 31, 1998. Employee retirement and other benefits increased $55 thousand, primarily as a result of the new employee ESOP plan, the management recognition plan and the directors retirement program. Compensation expense, and other expense increased $67 thousand and $74 thousand respectively as a result of general pay increases, the addition of the full time employees and increase in professional and other expenses associated with being a public company. These increases were offset by a reduction in SAIF deposit premium of $171 thousand as a result of the one time special SAIF assessment and a $10 thousand reduction in general occupancy expenses.

Income Tax: The effective tax rates for the nine months ended March 31, 1998 and 1997 were 35.1% and 35.5%, respectively. Income tax expense increased by $18 thousand or 9.4%, from $187 thousand for the nine months ended March 31, 1997 to $205 thousand for the nine months ended March 31, 1998. Income tax expense increased as a result of the increase in income before income taxes.

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

The Bank generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawal accounts plus short-term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquid asset ratio of the Bank at March 31, 1998 was 5.7%

At March 31, 1998, the Company had outstanding commitments to originate first mortgage loans totaling $736 thousand. The Company anticipates that it will have significant funds available to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At March 31, 1998, the Bank had tangible capital of 27.83% of tangible assets, core capital of 26.26% of adjusted tangible assets, and risk-based capital of 36.82% of risk-weighted assets.

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

           Item 5.   Other Information

                     None.

           Item 6.   Exhibits and Reports on Form 8-K

                     (a)  The following exhibit is filed herewith:

                            Exhibit 27       Financial Data Schedule

                     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998

                                  SIGNATURES


       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FIRST LANCASTER BANCSHARES, INC.



       Date: May 11, 1998              /s/ Virginia R.S. Stump
                                       -------------------------------------
                                       Virginia R.S. Stump
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)





       Date: May 11, 1997              /s/ Tony A. Merida
                                       -------------------------------------
                                       Tony A. Merida
                                       Executive Vice President
                                       (Principal Financial Officer)