Form 10KSB
period 1998-06-30
FIRST LANCASTER BANCSHARES INC
filed 1998-09-25
CIK 1010839

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended June 30, 1998
                                      OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

                          Commission File No. 0-20899

                       FIRST LANCASTER BANCSHARES, INC.
                       --------------------------------
                (Name of small business issuer  in its charter)

              Delaware                                  61-1297318
     ---------------------------------      ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     208 Lexington Street, Lancaster, Kentucky                     40444-1131
     -----------------------------------------------               ----------
     (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code: (606) 792-3368

      Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par
                                                             -----------------
                             value $0.01 per share
                             ---------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No  __
                                                               ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended June 30, 1998:  $4,034,741

As of September 23, 1998, the aggregate market value of the 827,310 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $10.5 million based on the average bid and asked price of $12.625 per share of the registrant's Common Stock on September 23, 1998. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 23, 1998:  958,812

Transitional Small Business Disclosure Format   Yes ________  No   X
                                                                 -----

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1998 (Parts I and II)

     2. Portions of Proxy Statement for 1998 Annual Meeting of Stockholders (Part III)

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

     As a federally chartered savings institution, the Bank is subject to extensive regulation by the Office of Thrift Supervision (the "OTS"). The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation ("FDIC") also has the authority to conduct special examinations.
The Bank must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). For additional information, see " -- Regulation of the Bank."

     The Company's and the Bank's executive offices are located at 208 Lexington Street, Lancaster, Kentucky 40444-1131, and their telephone number is (606) 792-3368.

PROPOSED REGULATORY AND LEGISLATIVE CHANGES

     On May 13, 1998, the U.S. House of Representatives by one vote passed H.R. 10 (the "Act"), the "Financial Services Competition Act of 1998," which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises. The stated purposes of the Act are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition.

     H.R. 10 would remove the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. Under the new framework, the Federal Reserve would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. The Act also provides that insurance affiliates be subject to applicable state insurance regulations and supervision. The Act preserves the thrift charter and all existing thrift powers, but restricts the activities of new unitary thrift holding companies.

     The Senate is now considering the legislation but may further modify the Act. At this time, it is unknown whether the Act will be enacted, or if enacted, what form the final version of such legislation might take.

LENDING ACTIVITIES

     GENERAL. The Bank's loan portfolio totaled $47.6 million at June 30,1998, representing 88.6% of total assets at that date. It is the Bank's policy to concentrate its lending within its market area. At June 30, 1998, $35.4 million, or 66.2% of the Bank's gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include multi-family residential, commercial, construction and nonresidential loans, which amounted to $17.6 million, or 32.9% of the Bank's gross loan portfolio at June 30, 1998. To a lesser extent, the Bank originates consumer loans, which
consist of loans secured by deposits.   At June 30, 1998, consumer loans totaled
$490,000, or 0.9% of the Bank's gross loan portfolio.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1998, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                          At June 30,
                                            --------------------------------------
                                                   1998                  1997
                                            ---------------------  ---------------
                                               Amount        %      Amount     %
                                            ------------  -------  --------  -----
                                                    (Dollars in thousands)
Real estate loans:
 Single-family residential................      $35,422     66.2%  $30,996    73.4%
 Multi-family residential and commercial..        1,953      3.7       997     2.3
 Construction.............................       10,864     20.3     6,632    15.7
 Nonresidential /(1)/.....................        4,768      8.9     3,355     7.9
                                                -------   ------   -------   -----
  Total real estate loans.................       53,007     99.1    41,980    99.3

Consumer loans............................          490      0.9       276     0.7
                                                -------   ------   -------   -----
                                                 53,497    100.0%   42,256   100.0%
                                                          ======             =====
Less:
 Loans in process.........................        5,657              3,828
 Unearned loan origination fees...........           47                 19
 Allowance for loan losses................          200                125
                                                -------            -------
  Total...................................      $47,593            $38,284
                                                =======            =======

-------------------------
/(1)/ Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property.

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                Due after
                               Due during       1 through      Due after
                             the year ending  5 years after  5 years after
                              June 30, 1999   June 30, 1998  June 30, 1998     Total
                             ---------------  -------------  -------------    -------
                                                 (In thousands)

Single-family residential..          $26,558         $4,267         $4,597    $35,422
Multi-family residential...              875             20          1,058      1,953
Construction...............           10,570            260             34     10,864
Nonresidential.............            1,274          3,227            267      4,768
Consumer...................              324            166             --        490
                                     -------         ------         ------    -------
     Total.................          $39,601         $7,940         $5,956    $53,497
                                     =======         ======         ======    =======

     The following table sets forth at June 30, 1998, the dollar amount of all loans which have predetermined interest rates and have floating or adjustable interest rates.

                                  Predetermined    Floating or
                                      Rate       Adjustable Rates
                                  -------------  ----------------
                                          (In thousands)

     Single-family residential..        $ 6,859           $28,563
     Multi-family residential...          1,159               794
     Construction...............         10,830                34
     Nonresidential.............          4,551               217
     Consumer...................            463                27
                                        -------           -------
         Total..................        $23,862           $29,635
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


                                       Year Ended June 30,
                                       -------------------
                                       1998       1997
                                       ---------  --------
                                         (In thousands)

Loans originated:
 Real estate loans:
    Single-family residential /(1)/..    $ 8,457   $ 7,539
   Construction /(2)/................     13,976     7,063
   Nonresidential /(3)/..............      4,619     1,980
 Consumer loans......................      1,029       117
                                         -------   -------
  Total loans originated...........    $28,081   $16,699
                                       =======   =======

-------------------------
/(1)/  Includes home equity loans.
/(2)/ Loans are for six months and must be converted to permanent loans. /(3)/ Includes loans secured by first liens on residential lots.


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

     The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. The Bank will make a single-family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 89.9% on such loans. For residential properties that are not owner-occupied, the Bank generally does not
lend more than 80% of the appraised value.   For construction loans, the Bank
limits the loan-to-value ratio to 85%. The Bank generally limits the loan-to-value ratio on multi-family residential or commercial real estate mortgage loans to 80%. The federal banking agencies, including the OTS, have adopted regulations that would establish new loan-to-value ratio requirements for specific categories of real estate loans. See " -- Regulation of the Bank -- Uniform Lending Standards."

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 10% of the institution's unimpaired capital and surplus. Under this general law, the Bank's loans to one borrower were limited to $1.38 million at June 30, 1998. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and
(v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower to develop residential housing were limited to $4.0 million at June 30, 1998. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 1998, the Bank's largest lending relationship was a $3.2 million loan to develop property for single-family residences. The loan was current and performing in accordance with its terms at June 30, 1998.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     SINGLE-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At June 30, 1998, single-family residential mortgage loans, totaled approximately $35.4 million, or 66.2% of the Bank's gross loan portfolio. All loans originated by the Bank are maintained in its portfolio rather than sold in the secondary market.

     The Bank primarily originates residential mortgage loans with adjustable rates ("ARM's"). As of June 30, 1998, 80.6% of single-family mortgage loans in the Bank's loan portfolio carried adjustable rates. Such loans are primarily for terms of 30 years, although the Bank does occasionally originate ARM's for 20 year and 25 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once a year, with a maximum adjustment of 2% per adjustment period
and a maximum aggregate adjustment of 5% over the life of the loan.   Further,
the interest rates on such loans may not be decreased by more than 1% below the interest rate at which the loan was originated. Rate adjustments on the Bank's adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board, and the adjusted interest rate is equal
to such Treasury rate plus 2.75%.   The adjustable-rate mortgage loans offered
by the Bank do not provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied.

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

     The Bank also originates, to a limited extent, fixed-rate loans for terms of 15 years and 20 years. In each case, such loans are secured by first mortgages on single-family, owner-occupied residential real property located in the Bank's market area. Because of the Bank's policy to mitigate its exposure to interest rate risk through the use of adjustable-rate rather than fixed-rate products, the Bank does not emphasize fixed-rate mortgage loans. At June 30, 1998, $23.9 million, or 44.6%, of the Bank's loan portfolio consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank relies upon Federal Home Loan Bank ("FHLB") advances with similar maturities to fund such loans. See "-- Deposit Activity and Other Sources of Funds -- Borrowings."

     The Bank engages in construction lending involving loans to individuals for construction of one- to four-family residential housing located within the Bank's market area, with such loans converting to permanent financing upon
completion of construction.   Such loans are generally made to individuals for
construction primarily in established subdivisions within Garrard, Jessamine and Fayette Counties, Kentucky. At June 30, 1998, the Bank's loan portfolio included $10.9 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction and none of which was an interim construction loan structured to be repaid in full upon completion of construction and receipt of permanent financing. The Bank also makes a limited amount of loans to qualified builders for the construction of one- to four-family residential housing located in established subdivisions in Garrard,
Jessamine and Fayette Counties, Kentucky.   Because such homes are intended for
resale, such loans are generally not converted to permanent financing at the
Bank.   All construction loans are secured by a  first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make interest-only monthly payments. The permanent loans are typically 30-year ARM's, with the same terms and conditions otherwise offered by the Bank. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property and must execute a Construction Loan Agreement with the Bank.

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

     MULTI-FAMILY RESIDENTIAL AND COMMERCIAL AND NONRESIDENTIAL REAL ESTATE LENDING. The Bank's multi-family residential loan portfolio generally consists of both fixed-rate and ARM loans secured by small (i.e., fewer than sixteen units) apartment buildings. Such loans currently range in size from $25,000 to $160,000. The Bank's real estate portfolio generally consists of fixed-rate or adjustable-rate loans secured by first mortgages on residential lots upon which single-family homes will be constructed or upon a business's building and real property. In each case, such property is located in Garrard, Jessamine and
Fayette Counties, Kentucky.    At June 30, 1998, the Bank had $2.0 million of
multi-family residential and commercial real estate loans, which amounted to 3.7% of the Bank's gross loan portfolio at such date. The Bank's nonresidential loan portfolio consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property. At June 30, 1998, the Bank had approximately $4.8 million of such loans, which comprised 8.9% of its loan portfolio. Multi-family residential, commercial and nonresidential real estate loans are originated either on an adjustable-rate basis with terms of up to 15 years or on a fixed rate for a ten-year term and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

     Multi-family residential, commercial and nonresidential real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential, commercial and nonresidential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank's policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential, commercial or nonresidential real estate loans are made.

     CONSUMER LENDING. The majority of consumer loans currently in the Bank's loan portfolio consist of loans secured by savings deposits. Such savings account loans are usually made for up to 90% of the depositor's savings account balance. The interest rate is normally 1.25% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a semi-annual basis. At June 30, 1998, loans on deposit accounts totaled $170,000, or 3.2% of the Bank's gross loan portfolio. The remaining $320,000 in consumer loans includes loans secured by automobiles.

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

                                                                  At June 30,
                                                           ------------------------
                                                             1998            1997
                                                           --------        --------
                                                            (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
   Real estate:
      Single-family residential..........................    $ 480           $ 808
      Nonresidential.....................................       --              20
Consumer.................................................       20              --
Accruing loans which are contractually past due 90 days
   or as to which repayment is in doubt..................       88              --
                                                             -----           -----
      Total nonperforming loans..........................    $ 588           $ 828
                                                             =====           =====

Percentage of real estate loans..........................     1.11%           1.97%
                                                             =====           =====
Other non-performing assets (2)..........................    $ 270           $  --
                                                             =====           =====

------------
(1) Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.
(2) Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at fair market value.


     For the year ended June 30, 1998, gross interest accrued but not recognized of approximately $18,000, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current.

     At June 30, 1998, nonaccrual loans consisted of 13 single-family residential real estate loans aggregating $480,000 and one equipment loan totaling $20,000 and represented a decrease of $328,000, or 39.6% from nonaccrual loans of $828,000 at June 30, 1997. Accruing loans which are 90 days past due totaled $88,000 or 0.2% of total loans at June 30, 1998 compared to the accruing loans contractually past due 90 days at June 30, 1997. At June 30, 1998, $270,000 of real estate acquired through foreclosure, consisting of one single-family residence, was held by the Bank.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 1998, the Bank had $1.4 million in assets classified as special mention, $588,000 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consist primarily of residential real estate loans secured by first mortgages. This classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan. Substandard assets are also primarily residential real estate loans, the highest balance to a single borrower of which was $112,254 at June 30, 1998 and was secured by a single-family residence.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                            Year Ended June 30,
                                          ------------------------
                                              1998         1997
                                          ------------  ----------
                                           (Dollars in Thousands)
Balance at beginning of period..........        $ 125       $ 100
                                                -----       -----

Loans charged off:
   Real estate mortgage:
      Single-family residential.........           40          14
                                                -----       -----
Total charge-offs.......................           40          14
                                                -----       -----

Recoveries..............................           --          --
Net loans charged off...................          (40)        (14)
Provision for loan losses...............          115          39
                                                -----       -----
Balance at end of period................        $ 200       $ 125
                                                =====       =====

Ratio of net charge-offs to average
   loans outstanding during the period..          .08%       0.04%
                                                =====       =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                               At June 30,
                                        --------------------------------------------------------
                                                   1998                         1997
                                        ---------------------------  --------------------------
                                                       Percent of                     Percent of
                                                     Loans in Each                  Loans in Each
                                                      Category to                    Category to
                                          Amount      Total Loans       Amount       Total Loans
                                        -----------  --------------  -------------  -------------
                                                         (Dollars in thousands)
Real estate - mortgage:
   Single-family residential..........        $ 150           66.2%           $125          73.4%
   Construction.......................           50           20.3              --          15.7
                                              -----                  -------------
     Total allowance for loan losses..        $ 200                           $125
                                              =====                  =============

INVESTMENT ACTIVITIES

     GENERAL. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See " -- Regulation of the Bank -- Liquidity Requirements."

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

     The Bank adopted SFAS No. 115 as of July 1, 1994. Pursuant to SFAS No. 115, the Bank has classified securities with an aggregate cost of $24,158 and an approximate market value of $1.2 million at June 30, 1998 as available for sale. Management of the Bank presently does not intend to sell such securities and, based on the Bank's current liquidity level and the Bank's access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Bank will be placed in a position of having to sell securities with material unrealized losses.

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

     The Bank's mortgage-backed and related securities portfolio consists primarily of seasoned fixed-rate and adjustable-rate, mortgage-backed and related securities. The Bank makes such investments in order to manage cash flow, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See " -- Regulation of the Bank -- Qualified Thrift Lender Test."

     The following table sets forth the carrying value of the Bank's investment securities at the dates indicated.

                                                 At June 30,
                                            ----------------------
                                              1998          1997
                                            --------      --------
                                            (Dollars in thousands)
Securities available for sale:
   U.S. government and agency securities..    $1,161        $  864
Securities held to maturity:
   Mortgage-backed securities.............       435           540
                                              ------        ------
      Total investment securities.........    $1,596        $1,404
                                              ======        ======

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank's investment portfolio at June 30, 1998.


                                One Year or Less        One to  Five Years         Five to ten Years          More than Ten Years
                              ---------------------     ---------------------     -----------------------     ---------------------
                              Carrying     Average      Carrying     Average       Carrying      Average      Carrying     Average

                               Value        Yield        Value        Yield         Value         Yield        Value        Yield

                              --------     --------     --------     --------     ----------     --------     --------     --------

                                                                                     (Dollars in thousands)

Securities available for

 sale:

  U.S. government and agency
   securities...............  $  1,161        33.3%     $     --          --%     $       --          --%     $     --          --%

Securities held to maturity:
  Mortgage-backed
   securities...............        --                         6         8.5              17         8.5           412         7.6

                              --------                  --------                  ----------                  --------
      Total.................  $  1,161        33.3%     $      6         8.5%     $       17         8.5      $    412         7.6
                              ========                  ========                  ==========                  ========


                                 Total Investment Portfolio
                              --------------------------------
                              Carrying     Market     Average
                               Value       Value       Yield
                              --------     ------     --------
Securities available for
 sale:
  U.S. government and agency
      securities............    $1,161     $1,161      33.3%
Securities held to maturity:
   Mortgage-backed
    securities..............       435        446       8.4
                                ------
      Total.................    $1,596     $1,627      26.6%
                                ======     ======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow from the FHLB of Cincinnati. See " -- Borrowings."

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

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.


                                                 Year Ended June 30,
                                        --------------------------------------
                                                1998               1997
                                        ------------------  ------------------
                                        Average   Average   Average   Average
                                        Deposits    Rate    Deposits    Rate
                                        --------  --------  --------  --------
                                                (Dollars in thousands)
Non-interest bearing demand deposits..   $   461       --%   $     3       --%
Savings deposits......................     3,544     3.23      3,180     3.13
Time deposits.........................    21,550     5.96     19,023     5.64
                                         -------             -------
     Total deposits...................   $25,555             $22,203
                                         =======             =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.

                                                  Certificates
                       Maturity Period            of Deposits
                       ---------------            -----------
                                                 (In thousands)
                Three months or less...........       $  611
                Over three through six months..          203
                Over six through 12 months.....        1,537
                Over 12 months.................        1,135
                                                      ------
                   Total.......................       $3,486
                                                      ======

     BORROWINGS. Savings deposits historically have been the source of funds for the Bank's lending, investments and general activities. The Bank is authorized, however, to use advances from the of Cincinnati to supplement its supply of lendable funds and to deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets (approximately $27.0 million), subject to normal collateral and underwriting requirements. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB of Cincinnati and first mortgage loans.

     As of June 30, 1998, the Bank had $13.5 million in advances outstanding. For further information, see Note 9 of Notes to Consolidated Financial Statements. Further asset growth may be funded through additional advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1998, the Bank was authorized to invest up to approximately $1.6 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

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

     Management considers its market area for gathering deposits to be Garrard and Jessamine Counties in Kentucky. The Bank estimates that it competes with two banks for deposits and loans. Based on data provided by the FHLB, the Bank estimates that at June 30, 1998, the latest date for which information was available, it had 19.8% of deposits held by all banks and thrifts in its market area.

EMPLOYEES

     As of June 30, 1998, the Bank had 10 full-time and two part-time employees.

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

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") Test, then within one year after the institution ceased to be a QTL, such unitary savings and loan holding company shall register as and be deemed to be a bank holding company and will become subject to the activities restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     Legislation currently pending in the United States Congress would, if enacted, restrict the business activities of unitary savings and loan holding companies; however, the legislation in its present form would grandfather the current absence of restriction on business activities for unitary savings and loan holding companies in existence on the bill's date of enactment. Since the Company currently is a unitary savings and loan holding company, it would qualify for such grandfathered treatment under the current form of the legislation. See " -- Proposed Regulatory and Legislative Changes."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously authorized by regulation as of March 5, 1987 to be directly engaged in by multiple savings and loan holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act of 1956, as amended ("BHCA") which also applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on condition that the customer obtain some additional services from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Savings institutions are also subject to the restrictions contained in
Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% stockholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     RESTRICTIONS ON ACQUISITIONS. The HOLA generally prohibits savings and loan holding companies, without prior approval of the Director of OTS, from acquiring (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the institution qualifies as a QTL or as a "domestic building and loan association" under (S)7701(a)(19) of the Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     CAPITAL REQUIREMENTS. OTS capital adequacy regulations require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 3% of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets.
In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated Composite 1 CAMELS under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action."

     The core capital, or "leverage ratio," requirement mandates that a savings institution maintain core capital equal to at least 3% of its adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the reduction of intangible assets include permissible mortgage servicing rights, purchased credit card relationships, qualifying supervisory goodwill and certain intangible assets arising from prior regulatory accounting practices. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 1998, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings institution's investments in unconsolidated includable subsidiaries and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by that portion of the savings institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio and all equity investments, other than those deducted from core and tangible capital. At June 30, 1998, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at June 30, 1998.

                                                     Percent of
                                           Amount    Assets  (1)
                                          ---------  ------------
                                          (Dollars in thousands)
        Tangible capital................    $12,826       24.0%
        Tangible capital requirement....        800        1.5
                                            -------       ----
           Excess (deficit).............    $12,026       22.5%
                                            =======       ====

        Core capital (2)................    $12,826       24.0%
        Core capital requirement........      1,600        3.0
                                            -------       ----
           Excess (deficit).............    $11,226       21.0%
                                            =======       ====

        Risk-based capital..............    $13,026       38.0%
        Risk-based capital requirement..      2,759        8.0
                                            -------       ----
           Excess (deficit).............    $10,276       30.0%
                                            =======       ====

___________________
/(1)/ Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.
/(2)/ Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations. The core requirement applicable to the Bank may increase to 4.0% or 5.0% if the OTS amends its capital regulations, as it has proposed, to conform to the more stringent leverage ratio adopted by the Office of the Comptroller of the Currency for national banks.


     The OTS' risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the rule and believes that it will not be required to increase its total capital as a result of the rule.

     In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure of interest rate risk, prepayment risk, credit risk and concentration of credit risk and certain risks arising from non-traditional activities. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators, including the OTS, are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     Under regulations jointly adopted by the federal banking regulators, including the OTS, a depository institution's capital adequacy for purposes of the prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or
(iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Bank is classified as "well capitalized" under these regulations.

     SAFETY AND SOUNDNESS STANDARDS. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal bank regulatory agency is required to establish safety and soundness standards, by regulation or guideline. The OTS and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the statute. The final rule and guidelines became effective August
9, 1995.   The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure and asset
growth.   The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards has materially affected the Bank's operations.

     Additionally under FDICIA, as amended by the CDRI Act, the Federal banking agencies were required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the Federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings.

Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1998 of $710,300. The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1998, the Bank had $12.0 million in long-term advances and $1.5 million in short-term advances outstanding from the FHLB of Cincinnati.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $47.8 million of transaction accounts, plus 10% on the amount over $47.8 million. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Bank met its reserve requirements.

     FEDERAL DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     Historically, institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF") also administered by the FDIC. In order to recapitalize the SAIF and address the premium disparity, in November 1996 the FDIC imposed a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the

FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points per $100 of each institution's SAIF-assessable deposits as of March 31, 1995. Based on the foregoing, the Bank recorded an accrual for the special assessment of $153,000 for the quarter ended September 30, 1996. Net of related tax effects, this reduced reported earnings by $101,000 for the year ended June 30, 1997.

     The special assessment recapitalized the SAIF, and as a result, the FDIC lowered the SAIF deposit insurance assessment rates to zero for well capitalized institutions with the highest supervisory ratings and 0.31% of insured deposits
for institutions in the highest risk-based premium category.   Since the BIF is
above its designated reserve ratio of 1.25% of insured deposits, "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     LIQUIDITY REQUIREMENTS. The Bank generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) in each calendar quarter that is equal or greater than 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceding calendar quarter or on the average daily balance during the preceding quarter. The Bank also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of the Bank for June 30, 1998 was 8.2%.

     QUALIFIED THRIFT LENDER TEST. The HOLA and OTS regulations require that all savings institutions satisfy one of two Qualified Thrift Lender ("QTL") tests or suffer a number of sanctions, including restrictions on activities. To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift
Investments: investments in mortgage-backed securities, residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions,
(ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing,
(iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, and (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings institution's portfolio assets.

     A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 1998, the Bank qualified as a QTL.

     RESTRICTIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution must give notice to the OTS at least 30 days before declaration of a proposed capital distribution to its holding company, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. A savings institution that has capital in excess of all regulatory capital requirements before and after a proposed capital distribution (a "Tier 1 Association") and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior OTS approval. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four
quarters, less dividends already paid for such period.   A savings institution
that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank is authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Association. The Bank is a Tier 1 Association.

     Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

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

TAXATION

     GENERAL. The Company and the Bank, together with the Bank's subsidiary, file a consolidated federal income tax return based on a fiscal year ending June
30. Consolidated returns have the effect of eliminating gain or loss on inter-company transactions and allowing companies included within the consolidated return to offset income against losses under certain circumstances.

     FEDERAL INCOME TAXATION. Savings institutions such as the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. However, institutions such as the Bank which meet certain definitional tests and other conditions prescribed by the Internal Revenue Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans", which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans is an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as 8% of a savings institution's taxable income, with certain adjustments. The Bank generally has elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

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

     Legislation that is effective for tax years beginning after December 31, 1995 requires savings associations to recapture into taxable income the portion of the tax loan reserve that exceeds the 1987 tax loan loss reserve. All of the Bank's tax loan loss reserves at June 30, 1997 were pre-1987 loan loss reserves and therefore this provision should not affect future operations. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use either the experience method or the specific charge-off method of accounting for bad debts.

     The Bank's federal income tax returns have not been audited for the last five years.

     STATE INCOME TAXATION. The State of Delaware imposes no income or franchise taxes on savings institutions. The Bank is subject to an annual Kentucky ad valorem tax based on a calendar year and due before the following July 1. This tax is 0.1% of the Bank's money in hand, shares of stock, notes, bonds, accounts, credits, and other intangible assets with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies.

     Kentucky has replaced its bank shares tax with a franchise-based tax on financial institutions. A tax of 1.1% is imposed annually on the average value of net capital over the last five years. This franchise-based tax is in lieu of all city, county and local taxes except transfer taxes, real and tangible property taxes and utility-user taxes. Therefore, local taxing jurisdictions still have the authority to impose a tax based on deposits.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company's principal executive offices are located at 208 Lexington Street, Lancaster, Kentucky in facilities owned by the Bank. At June 30, 1998, the Company maintained a main office in Lancaster, Kentucky (located in Garrard County) and a loan production office in Nicholasville, Kentucky (located in Jessamine County). The Company owns its premises in Lancaster and leases the premises in Nicholasville. This expiration date on the lease is May 31, 1999.


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     From time to time, the Company and its subsidiary are parties to various legal proceedings incident to its business. At June 30, 1998, there were no legal proceedings that management anticipates would have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
----------------------------------------------------

     No matters were submitted to a vote of security holders of the Company through a solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information contained under the section captioned "Market and Dividend Information" in the Company's 1998 Annual Report to Stockholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The consolidated financial statements of the Company in the Annual Report are incorporated herein by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Information regarding the executive officers of the Company is set forth under "Proposal I -- Election of Directors" in the Proxy Statement.

     Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
-------------------------------------------------

     (a)(1) The following consolidated financial statements of the Company included in the Annual Report are incorporated herein by reference from Item 7 of this Report. The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     1.   Report of Independent Auditors.

     2. Consolidated Statements of Financial Condition as of June 30, 1998 and 1997.

     3. Consolidated Statements of Income for the Years Ended June 30, 1998 and 1997.

     4. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1998 and 1997.

     5. Consolidated Statements of Cash Flows for the Years Ended June 30, 1998 and 1997.

     6.   Notes to Consolidated Financial Statements

     (a)(2)    Exhibits
               --------

     The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

  No.           Description
  --            -----------
  3.1       Certificate of Incorporation of First Lancaster Bancshares, Inc.                   *
  3.2       Bylaws of First Lancaster Bancshares, Inc.                                         *
  4         Form of Common Stock Certificate of First Lancaster Bancshares, Inc.               *
  10.1      First Lancaster Bancshares, Inc. 1996 Stock Option and Incentive Plan              *
  10.2      First Lancaster Federal Savings Bank Management Recognition Plan                   *
  10.3(a)   Employment Agreements by and between First Lancaster Federal Savings
            Bank and Virginia R. S. Stump                                                      **
  10.3(b)   Employment Agreements by and between First Lancaster Bancshares, Inc.
            and Virginia R. S. Stump                                                           **
  10.4      First Lancaster Federal Savings Bank Directors' Retirement Plan                    *
  10.5      First Lancaster Federal Savings Bank Incentive Compensation Plan                   *
  10.6      Supplemental Executive Retirement Agreements between First Lancaster
              Federal Savings Bank and Virginia R. S. Stump                                    *
  13        Annual Report to Stockholders
  21        Subsidiaries of the Registrant
  23        Consent of PricewaterhouseCoopers LLP
  27        Financial Data Schedule

_________________________
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-2468).
** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.


     (b)  Reports on Form 8-K.  No Reports on Form 8-K were filed by the Company
          -------------------
during the last quarter of the fiscal year covered by this report.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST LANCASTER BANCSHARES, INC.


September 25, 1998                      By: /s/ Virginia R. S. Stump
                                           ---------------------------------
                                           Virginia R. S. Stump
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Virginia R. S. Stump                        September 25, 1998
------------------------------------
Virginia R. S. Stump
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive, Financial and
Accounting Officer)


/s/ Tony A. Merida                              September 25, 1998
------------------------------------
Tony A. Merida
Vice Chairman of the Board and Executive
Vice President


/s/ David W. Gay                                September 25, 1998
------------------------------------
David W. Gay
Director


/s/ Jane G. Simpson                             September 25, 1998
------------------------------------
Jane G. Simpson
Director


/s/ Ronald L. Sutton                            September 25, 1998
------------------------------------
Ronald L. Sutton
Director


/s/ Jack C. Zanone                              September 25, 1998
------------------------------------
Jack C. Zanone
Director