Form 10QSB
period 1998-09-30
FIRST LANCASTER BANCSHARES INC
filed 1998-11-16
CIK 1010839

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____


Commission File Number 0-20899


                       FIRST LANCASTER BANCSHARES, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


          Delaware                                              61-1297318
----------------------------                                 -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


             208 Lexington Street, Lancaster, Kentucky 40444-1131
             ----------------------------------------------------
                   (Address of Principal Executive Offices)


                                (606) 792-3368
             ----------------------------------------------------
              Registrant's Telephone Number, Including Area Code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---


As of November 13, 1998, the issuer had 958,812 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes                     No X
         ---                   ---

                                   CONTENTS

PART 1.   FINANCIAL INFORMATION                                                      PAGE
          ---------------------                                                      ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998 (unaudited)
          and June 30, 1998                                                            2

          Consolidated Statements of Income for the Three Months
          Ended September 30, 1998 and 1997 (unaudited)                                3

          Consolidated Statements of Cash Flows for the Three Months
          Ended September 30, 1998 and 1997 (unaudited)                                4

          Notes to Consolidated Financial Statements                                  5-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                  10-13

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                           14

Item 2.   Changes in Securities                                                       14

Item 3.   Defaults Upon Senior Securities                                             14

Item 4.   Submission of Matters to a Vote of Security-Holders                         14

Item 5.   Other Information                                                           14

Item 6.   Exhibits and Reports on Form 8-K                                            14

SIGNATURES                                                                            15

EXHIBIT 27                                                                            16

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

                                       ASSETS                                           September 30,    June 30, 1998
                                                                                            1998
 Cash                                                                                 $     1,299,800   $       516,199
 Interest-bearing cash deposits in other depository institutions                            1,811,845         2,186,921
 Investment securities available-for-sale, at market value (amortized cost
       $24,158 at September 30, 1998 and June 30, 1998)                                     1,224,348         1,161,126
 Mortgage-backed securities, held to maturity                                                 400,688           434,635
 Investments in nonmarketable equity securities, at cost                                      725,300           725,300
 Loans receivable, net                                                                     48,901,968        47,593,855
 Real estate acquired by foreclosure                                                                            270,200
 Accrued interest receivable                                                                  444,651           465,527
 Office property and equipment, at cost, less accumulated depreciation                        382,187           379,490
 Other assets                                                                                  21,196            13,411
                                                                                      ----------------  ----------------

                  Total assets                                                        $    55,211,983   $    53,746,664
                                                                                      ================  ================

                                    LIABILITIES

 Savings accounts and certificates                                                    $    26,876,912   $    25,416,711
 Advance payments by borrowers for taxes and insurance                                         32,302            28,802
 Accrued interest payable                                                                      69,642            70,974
 Federal Home Loan Bank advances                                                           13,453,123        13,461,167
 Accounts payable and other liabilities                                                       430,726           365,827
 Income tax payable                                                                            95,783               997
 Deferred income tax payable                                                                  279,924           278,821
                                                                                      ----------------  ----------------

               Total liabilities                                                           41,238,412        39,623,299
                                                                                      ----------------  ----------------

 Common stock owned by ESOP subject to put option                                             359,099           485,988

                                STOCKHOLDERS' EQUITY

Preferred stock, 500,000 shares authorized
Common stock, $.01 par value; 3,000,000 shares authorized;
       867,508 and 872,656 shares issued and outstanding at
       September 30, 1998 and June 30, 1998, respectively                                       9,588             9,588
 Additional paid-in capital                                                                 9,161,775         9,152,891
 Treasury Stock (31,334 and 23,534 shares at September 30,
       1998 and June 30, 1998, respectively)                                                (463,828)         (350,871)
 Unearned employee stock ownership plan shares                                              (599,701)         (626,221)
 Common stock owned by ESOP subject to put option                                           (359,099)         (485,988)
 Unrealized gain on securities available-for-sale (net of deferred tax liability of $408,064 and $386,569 at September 30, 1998 and
       June 30, 1998, respectively)                                                           792,125           750,399
 Retained earnings, substantially restricted                                                5,073,612         5,187,579
                                                                                      ----------------  ----------------

               Total stockholders' equity                                                  13,614,472        13,637,377
                                                                                      ----------------  ----------------

               Total liabilities and stockholders' equity                             $    55,211,983   $    53,746,664
                                                                                      ================  ================

   The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
for the three months ended September 30, 1998 and 1997
(Unaudited)

                                                                                Three Months Ended
                                                                               1998             1997
 Interest on loans and mortgage-backed securities                         $    1,061,393   $      912,574
 Interest and dividends on investments and deposits in other
       depository institutions                                                    39,783           21,988
                                                                          ---------------  ---------------

               Total interest income                                           1,101,176          934,562
                                                                          ---------------  ---------------

 Interest on savings accounts and certificates                                   346,714          302,446
 Interest on other borrowings                                                    197,901          117,542
                                                                          ---------------  ---------------

               Total interest expense                                            544,615          419,988
                                                                          ---------------  ---------------

               Net interest income                                               556,561          514,574

 Provision for loan losses                                                                         25,000
                                                                          ---------------  ---------------

               Net interest income after provision for loan losses               556,561          489,574
                                                                          ---------------  ---------------

 Other expenses:
     Compensation                                                                108,652           83,956
     Employee retirement and other benefits                                       91,829           80,968
     State franchise taxes                                                         6,646            6,434
     SAIF deposit insurance premium                                               12,885           10,474
     Occupancy expense                                                            21,656           19,503
     Loss on sale of real estate acquired by foreclosure                           9,401
     Data processing                                                              18,277           12,959
     Other                                                                        62,362          104,035
                                                                          ---------------  ---------------

               Total other expenses                                              331,708          318,329
                                                                          ---------------  ---------------

               Income before income taxes                                        224,853          171,245

 Provision for income taxes                                                       79,208           60,562
                                                                          ---------------  ---------------

                           Net income                                            145,645          110,683

 Other comprehensive income, net of income tax:

     Unrealized gain on securities available for sale
       arising in period                                                          41,726            4,071
                                                                          ---------------  ---------------

               Comprehensive income                                       $      187,371   $      114,754
                                                                          ===============  ===============

 Weighted shares outstanding for basic earnings per share                        870,043          888,329
 Basic earnings per share                                                 $         0.17   $         0.12

 Weighted shares outstanding for diluted earnings per share                      884,990          910,029
 Diluted earnings per share                                               $         0.16   $         0.12

   The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
for the three months ended September 30, 1998 and 1997
(Unaudited)

                                                                                             1998              1997
 Cash flows from operating activities:
     Net income                                                                       $       145,645   $       110,683
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                             7,071             8,039
       Provision for loan losses                                                                                 25,000
       Deferred income taxes                                                                  (20,393)
       Net loan origination fees                                                               15,111            10,209
       ESOP benefit expense                                                                    35,404            24,613
       MRP benfit expense                                                                      26,307            30,189
       Loss on sale of real estate acquired by foreclosure                                      9,401
       Change in assets and liabilities:
          Accrued interest receivable                                                          20,876          (101,690)
          Other assets                                                                         (7,785)             (107)
          Accrued interest payable                                                             (1,332)           14,051
          Accounts payable and other liabilities                                               38,592            97,971
          Income tax payable                                                                   94,786            14,157
                                                                                      ----------------  ----------------

               Net cash provided by operating activities                                      363,683           233,115
                                                                                      ----------------  ----------------

 Cash flows from investing activities:
     Proceeds from sale of real estate acquired by foreclosure                                396,000
     Purchase of property & equipment                                                          (9,768)           (1,457)
     Purchase of Federal Home Loan Bank common stock                                                           (168,405)
     Mortgage-backed securities principal repayments                                           33,947            25,113
     Net increase in loans receivable                                                      (1,458,425)       (4,417,802)
                                                                                      ----------------  ----------------

               Net cash used in investing activities                                       (1,038,246)       (4,562,551)
                                                                                      ----------------  ----------------

 Cash flows from financing activities:
     Net increase in savings accounts and certificates                                      1,460,201           329,508
     Net increase in advance payments by borrowers for taxes and insurance                      3,500             4,811
     Purchase of treasury stock                                                              (112,957)         (118,441)
     Dividends paid                                                                          (259,612)         (221,940)
     Federal Home Loan Bank advances                                                        2,500,000         4,000,000
     Federal Home Loan Bank advance principal repayments                                   (2,508,044)           (6,604)
     Proceeds received from borrowings                                                                          118,443
                                                                                      ----------------  ----------------

               Net cash provided by financing activities                                    1,083,088         4,105,777
                                                                                      ----------------  ----------------

               Net (decrease) increase in cash and cash equivalents                           408,525          (223,659)

 Cash and cash equivalents at beginning of period                                           2,703,120         2,108,111
                                                                                      ----------------  ----------------

 Cash and cash equivalents at end of period                                           $     3,111,645   $     1,884,452
                                                                                      ================  ================

 Supplemental disclosure of non-cash investing activities:
     Unrealized gain on securities available for sale, net of deferred tax            $        41,726   $         4,071
     liability of $21,495 and $2,097 at September 30, 1998 and 1997, respectively


   The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.    GENERAL:

       The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1998.

 2.    INVESTMENT SECURITIES:

       Investment securities are summarized as follows:

                                                                            GROSS          GROSS        ESTIMATED
                                                           AMORTIZED      UNREALIZED    UNREALIZED        MARKET
                        SEPTEMBER 30, 1998                   COST           GAINS         LOSSES          VALUE
                                                          ------------   -------------  ------------   -------------
           Available-for-Sale Equity Securities:
             Federal Home Loan Mortgage Corporation
                   Common stock - 24,672 shares           $    24,158    $  1,200,190   $              $  1,224,348
                                                          ============   =============  ============   =============

                          JUNE 30, 1998

           Available-for-Sale Equity Securities:
             Federal Home Loan Mortgage Corporation
                   Common stock - 24,672 shares           $    24,158    $  1,136,968   $              $  1,161,126
                                                          ============   =============  ============   =============

3.     ALLOWANCE FOR LOAN LOSSES:

       An analysis of the changes in the loan loss allowance for the three months ended September 30 follows:

                                                                         THREE MONTHS ENDED
                                                                       1998              1997
                                                                  ----------------  ----------------
          Balance at beginning of period                          $       200,000   $       125,000
          Provision charged to operations                                                    25,000
          Loans charged off
                                                                  ----------------  ----------------
          Balance at end of period                                $       200,000   $       150,000
                                                                  ================  ================


       Nonaccrual loans amounted to $510,678 and $1.2 million at September 30, 1998 and 1997, respectively.

4.     FEDERAL HOME LOAN BANK ADVANCES:

       Federal Home Loan Bank advances at September 30, 1998 and June 30, 1998 are as follows:

                                                             SEPTEMBER                JUNE 30,
                                                              30, 1998                  1998
                                                           ---------------  -----------------------------
          DATE OF                                                                             INTEREST
           ISSUE               YEAR OF MATURITY                AMOUNT           AMOUNT           RATE
       --------------  ---------------------------------   ---------------  ---------------   -----------
         10/27/94                  11/01/04                $      104,058   $      107,242       8.45
          1/31/95                  1/30/15                        650,000          650,000       5.75
          5/09/95                  6/01/05                        112,893          116,095       7.35
          3/25/97                  3/24/00                        500,000          500,000       6.75
          7/31/97                  7/31/98                                       1,000,000       5.88
          8/14/97                  8/14/98                                         500,000       5.95
         10/22/97                  10/22/98                       250,000          250,000       6.05
          1/27/98                  1/22/99                      1,000,000        1,000,000       5.75
          1/28/98                  2/01/08                         86,172           87,830       6.37
          2/17/98                  8/14/98                                         500,000       5.61
          2/20/98                  2/20/99                        500,000          500,000       5.67
          3/03/98                  3/03/99                      1,000,000        1,000,000       5.75
          3/13/98                  3/12/99                      1,250,000        1,250,000       5.74
          3/20/98                  3/19/99                        750,000          750,000       5.77
          3/25/98                  3/25/99                      2,000,000        2,000,000       5.81
          3/31/98                  9/25/98                                         500,000       5.71
          4/24/98                  4/23/99                      1,750,000        1,750,000       5.84
          4/28/98                  10/23/98                       250,000          250,000       5.74
          5/13/98                  11/09/98                       500,000          500,000       5.72
          5/23/98                  11/18/98                       250,000          250,000       5.72
          7/31/98                  7/30/99                      1,000,000                        5.80
          8/14/98                  8/13/99                        500,000                        5.73
          8/24/98                  8/24/99                        250,000                        5.69
          8/25/98                  8/24/99                        250,000                        5.69
          9/25/98                  3/24/99                        500,000                        5.27
                                                           ---------------  ---------------

                                                           $   13,453,123   $   13,461,167
                                                           ===============  ===============

  5.   EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARDS

       In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share"
       (EPS). This statement specifies the computation, presentation, and disclosure requirements for EPS. SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 requires presentation of basic EPS amounts from income for continuing operations and net income on the face of the income statement for entities with simple capital structures and dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same. The statement also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS and is applicable to all entities with publicly held common stock or potential common stock. SFAS No. 128 was adopted as of January 1, 1998. The Company has restated the September 30, 1997 earnings per share computations in accordance with the provisions of SFAS No. 128.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. If used with related disclosures and other information in the consolidated financial statements, the FASB believes that the information provided by reporting comprehensive income should help investors, creditors, and others in assessing an enterprise's activities and the timing and magnitude of its future cash flows. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. This statement is effective for fiscal years beginning after December 31, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. The only transactions that meet the definition of other comprehensive income for the Company include the unrealized gains on securities available for sale. The Company adopted the provision of SFAS No. 130 on July 1, 1998.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for fiscal periods beginning after December 15, 1997. This statement need not be applied to interim financial statements in the initial year of its application. As a result, the Company will adopt the provision of SFAS No. 131 with the presentation of the annual financial statements for the year ended June 30, 1999.

       In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for fiscal periods beginning after December 15, 1997. The Company adopted the provisions of the statement on July 1, 1998. The adoption of the statement did not materially affect the Company's financial position or operating results.

       On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier applications is permitted as of the beginning of any fiscal quarters subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Adoption of SFAS No. 133 is not expected to have a material financial statement impact on the Company.

       In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Banking Enterprise". SFAS No. 134 amends SFAS 65 and SFAS 115. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Adoption of SFAS No. 133 is not expected to have a material financial statement impact on the Company.

6.     EARNINGS PER SHARE:

                               For the three months ended September 30,      For the three months ended September 30,
                                                1998                                         1997
                               --------------------------------------------  -------------------------------------------
                               Income          Shares         Per Share      Income        Shares         Per Share
                               (Numerator)     (Denominator)  Amount         (Numerator)   (Denominator)  Amount
 Basic earnings per share
 Income available to common
    shareholders              $    145,645         870,043  $         0.17  $   110,683        888,329  $      0.12

 Effect of dilutive securities
 Stock options                                                                                   3,552
 Management recognition plan                        14,947                                      18,148

 Diluted earnings per share
 Income available to common
    shareholders plus assumed
    conversions               $    145,645         884,990  $         0.16  $   110,683        910,029  $      0.12

 There were no preferred dividend securities that would effect the computation of earnings per share.

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

POSSIBLE YEAR 2000 COMPUTER PROGRAM PROBLEMS

A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Company. Data processing is also essential to most other financial institutions and many other companies.

Data processing of the Company is provided by a third party service bureau. The service bureau of the Company has advised the Company that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company.

In the event that the service bureau is unable to make the Company Year 2000 compliant by December 31, 1998, the Company will seek out other third party data processing bureaus to prevent interruption of the Company's data processing. The Company has developed a contingency plan in the event there is an interruption of its on-line system, whereby transaction processing will be done in a store and forward mode for short-term interruptions, and for extended interruptions manual processing or the use of a local database will be used.

The Company has also purchased a new teller computer network system, which is anticipated to be installed by October of 1998. Based upon preliminary analysis by the Company, the costs to purchase the computer network and for the services of the third party service bureau will not exceed $150,000.

The Company has established a Year 2000 committee to monitor progress with achieving and certifying Year 2000 compliance. The Company's current plan is to complete the Year 2000 project by March31, 1999. Final validation testing with the Company's primary data processor is scheduled for November, 1998.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE 30, 1998

The Bank's total assets increased by approximately $1.5 million, or 2.7%, from $53.7 million at June 30, 1998 to $55.2 million at September 30, 1998. The increase resulted primarily from an increase in net loans receivable of $1.3 million from $47.6 million at June 30, 1998 to $48.9 million at September 30, 1998. During the quarter ended September 30, 1998 the Bank sold all residential property through foreclosure. The Bank's total liabilities increased by approximately $1.6 million, or 4.1%, from $39.6 million at June 30, 1998 to $41.2 million at September 30, 1998. This increase was due to an increase in the Bank's savings accounts of $1.5 million, or 5.7%, from $25.4 million at June 30, 1998 to $26.9 million at September 30, 1998. During the three month period ended September 30, 1998 the Company acquired 7,800 of common shares for a purchase price of $112,957. Such shares will be used to fulfill the obligation under the Company's management recognition plan.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NET INCOME: The Bank's net income increased by $35 thousand or 31.6%, from $111 thousand for the quarter ended September 30, 1997 to $146 thousand for the quarter ended September 30, 1998. Such increase was due primarily to an increase in net interest income of $42 thousand and a decrease in the provision for loan loss of $25 thousand, offset by an increase in other expenses of $13 thousand and an increase in provision for income taxes of $19 thousand.

NET INTEREST INCOME: Net interest income increased by $42 thousand, or 8.1%, from $515 thousand for the quarter ended September 30, 1997 to $557 thousand for the quarter ended September 30, 1998. The increase is attributed to an increase in interest income of $167 thousand and an increase in interest expense of $125 thousand.

INTEREST INCOME: Total interest and dividend income increased by $167 thousand or 17.9%, to $1.1 million for the quarter ended September 30, 1998 from $934 thousand for the quarter ended September 30, 1997. The increase primarily reflects an increase in interest income on loans. Interest on loans and mortgage backed securities increased by $149 thousand, or 16.3%, during the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions increased by $17 thousand or 77.3%, during the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997.

INTEREST EXPENSE: Total interest expense increased by $125 thousand, or 29.7%, to $545 thousand for the quarter ended September 30, 1998 from $420 thousand for the quarter ended September 30, 1997. Interest on other borrowings increased by $80 thousand, or 68.4%, to $198 thousand for the quarter ended September 30, 1998 from $118 thousand for the quarter ended September 30, 1997 due to the increase in FHLB advances from $9.9 million at September 30, 1997 to $13.5 million at September 30, 1998. Due to competition for deposits in its market area, the Company has primarily utilized FHLB advances to fund loan growth.

PROVISION FOR LOAN LOSSES: The Bank did not establish an additional provision for loan loss in the quarter ended September 30, 1998, however, a $25 thousand provision for loan loss was established in the quarter ended September 30, 1997. The Bank's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions including general increases in the overall loan balance outstanding and the level of nonaccrual loans.

OTHER EXPENSES: Total other expenses increased by $13 thousand, or 4.2%, from $318 thousand for the quarter ended September 30, 1997 to $332 thousand for the quarter ended September 30, 1998. The increase was caused primarily by an increase of $25 thousand in compensation and an increase of $11 thousand in benefit expense. These increases were the result of general pay increases and the addition of two employees. The Company also incurred a $9 thousand loss on sales of real estate owned. These increases were offset by a reduction in other expense of $42 thousand which is mainly a decrease in professional fees.

INCOME TAX: The effective tax rates for the quarters ended September 30, 1998 and 1997 were 34.8% and 35.4%, respectively. Income tax expense increased by $19 thousand , or 30.8%, from $60 thousand for the quarter ended September 30, 1997 to $79 thousand for the quarter ended September 30, 1998. Income tax expense increased as a result of the increase in income before income taxes.

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

The Bank generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawal accounts plus short-term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The long term and short term liquid asset ratios of the Bank at September 30, 1998 were 8.9% and 7.9% respectively.

At September 30, 1998, the Company had outstanding commitments to originate first mortgage loans totaling $602 thousand. The Company anticipates that it will have significant funds available to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At September 30, 1998, the Bank had tangible capital of 24.93% of tangible assets, core capital of 23.48% of adjusted tangible assets, and risk-based capital of 36.06% of risk-weighted assets.

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

                          September 30, 1998

                                  SIGNATURES


       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FIRST LANCASTER BANCSHARES, INC.



       Date: November 13, 1998               /s/ Virginia R.S. Stump
                                             -----------------------
                                        Virginia R.S. Stump
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)





       Date: November 13, 1998               /s/ Tony A. Merida
                                             ------------------
                                        Tony A. Merida
                                        Executive Vice President
                                        (Principal Financial Officer)