Form 10QSB
period 1998-12-31
FIRST LANCASTER BANCSHARES INC
filed 1999-02-16
CIK 1010839

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____


Commission File Number 0-20899


                       FIRST LANCASTER BANCSHARES, INC.
            -------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)



                 DELAWARE                                   61-1297318
     -------------------------------                   -------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


             208 LEXINGTON STREET, LANCASTER, KENTUCKY 40444-1131
       ----------------------------------------------------------------
                   (Address of Principal Executive Offices)


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

As of February 12, 1999, the issuer had 919,412 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

                            Yes ___           No   X
                                                 ----

                                   CONTENTS

PART 1.   FINANCIAL INFORMATION                                                           PAGE
          ---------------------                                                           ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1998 (unaudited)
          and June 30, 1998                                                                 2

          Consolidated Statements of Income for the Three Months and Six Months
          Ended December 31, 1998 and 1997 (unaudited)                                      3

          Consolidated Statements of Cash Flows for the Six Months
          Ended December 31, 1998 and 1997 (unaudited)                                      4

          Notes to Consolidated Financial Statements                                       5-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                       10-14


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                                15

Item 2.   Changes in Securities                                                            15

Item 3.   Defaults Upon Senior Securities                                                  15

Item 4.   Submission of Matters to a Vote of Security-Holders                              15

Item 5.   Other Information                                                                15

Item 6.   Exhibits and Reports on Form 8-K                                                 15


SIGNATURES                                                                                 16

EXHIBIT 27                                                                                 17

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                ASSETS                                               DECEMBER 31,     JUNE 30,
                                                                                         1998           1998
                                                                                      (Unaudited)
Cash                                                                                 $  1,207,738   $    516,199
Interest-bearing cash deposits in other depository institutions                         2,345,183      2,186,921
Investment securities available-for-sale, at market value (amortized cost
    $24,158 at December 31, 1998 and June 30, 1998)                                     1,589,802      1,161,126
Mortgage-backed securities, held to maturity                                              370,026        434,635
Investments in nonmarketable equity securities, at cost                                   750,900        725,300
Loans receivable, net                                                                  48,992,173     47,593,855
Real estate acquired by foreclosure                                                                      270,200
Accrued interest receivable                                                               446,381        465,527
Office property and equipment, at cost, less accumulated depreciation                     392,491        379,490
Other assets                                                                               15,962         13,411
                                                                                     ------------   ------------

          Total assets                                                               $ 56,110,656   $ 53,746,664
                                                                                     ============   ============

                             LIABILITIES

Savings accounts and certificates                                                    $ 29,065,439   $ 25,416,711
Advance payments by borrowers for taxes and insurance                                      11,514         28,802
Accrued interest payable                                                                   66,961         70,974
Federal Home Loan Bank advances                                                        12,650,105     13,461,167
Accounts payable and other liabilities                                                    461,061        365,827
Income tax payable                                                                                           997
Deferred income tax payable                                                               260,723        278,821
                                                                                     ------------   ------------

          Total liabilities                                                            42,515,803     39,623,299
                                                                                     ------------   ------------

Common stock owned by ESOP subject to put option                                          477,875        485,988
                                                                                     ------------   ------------

                         STOCKHOLDERS' EQUITY

Preferred stock, 500,000 shares authorized Common stock, $.01 par value;
3,000,000 shares authorized;
    831,108 and 872,656 shares issued and outstanding at
    December 31, 1998 and June 30, 1998, respectively                                       9,588          9,588
Additional paid-in capital                                                              9,169,482      9,152,891
Treasury stock (70,236 and 23,534 shares at December 31, 1998
    and June 30, 1998, respectively)                                                     (974,535)      (350,871)
Unearned employee stock ownership plan shares                                            (572,011)      (626,221)
Common Stock owned by ESOP subject to put option                                         (477,875)      (485,988)
Accumulated comprehensive income                                                        1,033,325        750,399
Retained earnings, substantially restricted                                             4,929,004      5,187,579
                                                                                     ------------   ------------

          Total stockholders' equity                                                   13,116,978     13,637,377
                                                                                     ------------   ------------

          Total liabilities and stockholders' equity                                 $ 56,110,656   $ 53,746,664
                                                                                     ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the three months and six months ended December 31, 1998 and 1997
(Unaudited)

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    1998            1997           1998            1997
Interest on loans and mortgage-backed securities                 $ 1,061,825    $   987,730    $ 2,123,218    $ 1,900,304
Interest and dividends on investments and deposits in
    other depository institutions                                     41,810         28,722         81,593         57,270
                                                                 -----------    -----------    -----------    -----------

          Total interest income                                    1,103,635      1,016,452      2,204,811      1,957,574
                                                                 -----------    -----------    -----------    -----------

Interest on savings accounts and certificates                        409,221        312,980        755,935        615,426
Interest on other borrowings                                         189,872        171,916        387,773        289,458
                                                                 -----------    -----------    -----------    -----------

          Total interest expense                                     599,093        484,896      1,143,708        904,884
                                                                 -----------    -----------    -----------    -----------

          Net interest income                                        504,542        531,556      1,061,103      1,052,690

Provision for loan losses                                            435,000         28,047        435,000         53,047
                                                                 -----------    -----------    -----------    -----------

          Net interest income after provision for loan
             losses                                                   69,542        503,509        626,103        999,643
                                                                 -----------    -----------    -----------    -----------

Other expenses:
  Compensation                                                       103,641         88,511        212,293        166,159
  Employee retirement and other benefits                              66,105         82,228        157,934        163,196
  State franchise taxes                                                6,646          6,434         13,292         12,868
  SAIF deposit insurance premium                                       3,690          3,508         16,575         13,982
  Loss on sale of real estate acquired by foreclosure                                                9,401
  Occupancy expense                                                   25,861         20,757         47,517         40,260
  Data processing                                                     18,276         11,048         36,553         24,007
  Other                                                               60,393         68,550        122,755        185,453
                                                                 -----------    -----------    -----------    -----------

          Total other expenses                                       284,612        281,036        616,320        605,925
                                                                 -----------    -----------    -----------    -----------

          Income (loss) before income taxes                         (215,070)       222,473          9,783        393,718

Provision for income taxes                                           (70,503)        76,399          8,705        136,961
                                                                 -----------    -----------    -----------    -----------

          Net income (loss)                                         (144,567)       146,074          1,078        256,757

Other comprehensive income, net of income tax:

  Unrealized gain on securities available for sale
    arising in period                                                241,200        108,896        282,926        112,967
                                                                 -----------    -----------    -----------    -----------

          Comprehensive income                                   $    96,633    $   254,970    $   284,004    $   369,724
                                                                 ===========    ===========    ===========    ===========

Weighted shares outstanding for basic earnings (loss)
  per share                                                          858,211        885,069        863,698        886,575
Basic earnings (loss) per share                                  $     (0.17)   $      0.17    $      -       $      0.29

Weighted shares outstanding for diluted earnings (loss)
  per share                                                          873,250        907,792        878,668        909,253

Diluted earnings (loss) per share                                $     (0.17)   $      0.16    $      -       $      0.28

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 1998 and 1997
(Unaudited)

                                                                                              1998             1997
Cash flows from operating activities:
  Net income                                                                              $      1,078    $    256,757
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                20,927          16,977
    Provision for loan losses                                                                  435,000          53,047
    Stock dividend, Federal Home Loan Bank stock                                               (13,000)         (6,900)
    Deferred income taxes                                                                     (163,846)        (32,838)
    Net loan origination fees                                                                   19,997         (42,936)
    Employee Stock Ownership Plan benefit expense                                               70,801          52,784
    Management Retirement Plan benefit expense                                                  50,417          50,214
    Loss on sale of real estate acquired by foreclosure                                          9,401
    Change in assets and liabilities:
       Accrued interest receivable                                                               6,146        (153,381)
       Other assets                                                                             (2,551)          1,460
       Accrued interest payable                                                                 (4,013)         29,279
       Accounts payable and other liabilities                                                   48,800          51,802
       Income tax payable                                                                         (997)        (63,464)
                                                                                          ------------    ------------

             Net cash provided by operating activities                                         478,160         212,801
                                                                                          ------------    ------------

Cash flows from investing activities:
  Proceeds from sale of real estate acquired by foreclosure                                    396,000
  Purchase of property and equipment                                                           (33,928)         (5,656)
  Purchase of Federal Home Loan Bank common stock                                                             (259,705)
  Mortgage-backed securities principal repayments                                               64,609          52,590
  Net increase in loans receivable                                                          (1,988,518)     (6,770,957)
                                                                                          ------------    ------------

             Net cash used in investing activities                                          (1,561,837)     (6,983,728)
                                                                                          ------------    ------------

Cash flows from financing activities:
  Net increase in savings accounts and certificates                                          3,648,728         949,747
  Net decrease in advance payments by borrowers  for taxes and insurance                       (17,288)        (11,703)
  Purchase of treasury stock                                                                  (627,288)       (118,441)
  Dividends paid                                                                              (259,612)       (221,940)
  Federal Home Loan Bank advances                                                            2,500,000       7,750,000
  Federal Home Loan Bank advance principal repayments                                       (3,311,062)     (1,791,188)
                                                                                          ------------    ------------

             Net cash provided by financing activities                                       1,933,478       6,556,475
                                                                                          ------------    ------------

             Net (decrease) increase in cash and cash equivalents                              849,801        (214,452)

Cash and cash equivalents at beginning of period                                             2,703,120       2,108,111
                                                                                          ------------    ------------

Cash and cash equivalents at end of period                                                $  3,552,921    $  1,893,659
                                                                                          ============    ============

Supplemental disclosure of non-cash investing activities:
  Unrealized gain on securities available for sale, net of deferred tax liability
  of $145,749 and $58,195 at December 31, 1998 and 1997, respectively                     $    282,926    $    112,967

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL:

     The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three months and six months ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1998.

2.   INVESTMENT SECURITIES:

     Investment securities are summarized as follows:

                                                                                GROSS           GROSS         ESTIMATED
                                                              AMORTIZED       UNREALIZED     UNREALIZED        MARKET
                         DECEMBER 31, 1998                       COST           GAINS          LOSSES           VALUE
                                                             -------------   -------------   ------------   --------------
           Available-for-Sale Equity Securities:
              Federal Home Loan Mortgage Corporation
                    Common stock - 24,672 shares             $     24,158    $  1,565,644    $              $   1,589,802
                                                               ===========    ============     ==========     ============

                           JUNE 30, 1998

           Available-for-Sale Equity Securities:
              Federal Home Loan Mortgage Corporation
                    Common stock - 24,672 shares             $     24,158    $  1,136,968   $               $   1,161,126
                                                               ===========    ============    ===========    =============

3.   ALLOWANCE FOR LOAN LOSSES:
   An analysis of the changes in the loan loss allowance for the three months and six months ended December 31 follows:

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                1998             1997           1998            1997
                                                            --------------   -------------   ------------   --------------
           Balance at beginning of period                   $     200,000    $    150,000    $   200,000    $     125,000

           Provision charged to operations                        435,000          28,047        435,000           53,047

           Loans charged off                                                      (28,047)                        (28,047)
                                                              ------------   -------------   ------------   --------------

           Balance at end of period                         $     635,000    $    150,000    $   635,000    $     150,000
                                                              ============   =============   ============   ==============

     The significant increase in the allowance for loan losses relates primarily to a specific construction loan which became doubtful for collection in December, 1998. Nonaccrual loans amounted to $599,822 and $692,479 at December 31, 1998 and 1997, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   FEDERAL HOME LOAN BANK ADVANCES:

   Federal Home Loan Bank advances at December 31, 1998 and June 30, 1998 are as follows:

                                                        DECEMBER 31,               JUNE 30,
                                                           1998                      1998
                                                       --------------     ---------------------------
      DATE OF                                                                              INTEREST
       ISSUE                   YEAR OF MATURITY           AMOUNT             AMOUNT          RATE
      10/27/94                     11/01/04             $    75,030       $     107,242       8.45
       1/31/95                      1/30/15                 650,000             650,000       5.75
       5/09/95                      6/01/05                  90,588             116,095       7.35
       3/25/97                      3/24/00                 500,000             500,000       6.75
       7/31/97                      7/31/98                                   1,000,000       5.88
       8/14/97                      8/14/98                                     500,000       5.95
      10/22/97                     10/22/98                                     250,000       6.05
       1/27/98                      1/22/99               1,000,000           1,000,000       5.75
       1/28/98                      2/01/08                  84,487              87,830       6.37
       2/17/98                      8/14/98                                     500,000       5.61
       2/20/98                      2/20/99                 500,000             500,000       5.67
       3/03/98                      3/03/99               1,000,000           1,000,000       5.75
       3/13/98                      3/12/99               1,250,000           1,250,000       5.74
       3/20/98                      3/19/99                 750,000             750,000       5.77
       3/25/98                      3/25/99               2,000,000           2,000,000       5.81
       3/31/98                      9/25/98                                     500,000       5.71
       4/24/98                      4/23/99               1,750,000           1,750,000       5.84
       4/28/98                     10/23/98                                     250,000       5.74
       5/13/98                     11/09/98                 500,000             500,000       5.72
       5/23/98                     11/18/98                                     250,000       5.72
       7/31/98                      7/30/99               1,000,000                           5.80
       8/14/98                      8/13/99                 500,000                           5.73
       8/24/98                      8/24/99                 250,000                           5.69
       8/25/98                      8/24/99                 250,000                           5.69
       9/25/98                      3/24/99                 500,000                           5.27
                                                       --------------     --------------

                                                        $12,650,105       $  13,461,167
                                                       ==============     ==============

5.     EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARDS:

       In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share"
       (EPS). This statement specifies the computation, presentation, and disclosure requirements for EPS. SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 requires presentation of basic EPS amounts from income for continuing operations and net income on the face of the income statement for entities with simple capital structures and dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same. The statement also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS and is applicable to all entities with publicly held common stock or potential common stock. SFAS No. 128 was adopted as of January 1, 1998. The Company has restated the December 31, 1997 earnings per share computations in accordance with the provisions of SFAS No. 128.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. If used with related disclosures and other information in the consolidated financial statements, the FASB believes that the information provided by reporting comprehensive income should help investors, creditors, and others in assessing an enterprise's activities and the timing and magnitude of its future cash flows. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. This statement is effective for fiscal years beginning after December 31, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. The only transactions that meet the definition of other comprehensive income for the Corporation include the unrealized gains on securities available for sale. The Company adopted the provision of SFAS No. 130 on July 1, 1998.

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

       On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier applications is permitted as of the beginning of any fiscal quarters subsequent to June 15, 1998. Upon the statements initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Adoption of SFAS No. 133 is not expected to have a material financial statement impact on the Company.

       In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Banking Enterprise". SFAS No. 134 amends SFAS 65 and SFAS 115. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Adoption of SFAS No. 134 is not expected to have a material financial statement impact on the Company.

6.       EARNINGS PER SHARE


                                    For the six months ended December 31,1998    For the six months ended December 31, 1997
                                    -----------------------------------------   ---------------------------------------------
                                     Income           Shares      Per Share       Income        Shares          Per Share
                                   (Numerator)     (Denominator)   Amount       (Numerator)   (Denominator)      Amount
Basic earnings per share
Income available to common
   shareholders                    $       1,078         863,698   $    -       $   256,757         886,575     $   0.29

Effect of dilutive securities
Stock options                                                                                         4,328
Management recognition plan                               14,970                                     18,350

Diluted earnings per share
Income available to common
   shareholders plus assumed
   conversions                     $       1,078         878,668   $    -       $   256,757         909,253     $   0.28

                                    For the three months ended December 31,1998      For the three months ended December 31, 1997
                                    -------------------------------------------      --------------------------------------------
                                       Income           Shares       Per Share         Income           Shares        Per Share
                                     (Numerator)     (Denominator)    Amount         (Numerator)     (Denominator)     Amount
Basic earnings (loss) per share
Income (loss) available to
   common shareholders             $    (144,567)        858,211     $  (0.17)        $ 146,074         885,069      $   0.17

Effect of dilutive securities
Stock options                                                                                             5,006
Management recognition plan                               15,039                                         17,717

Diluted earnings (loss) per share
Income (loss) available to
   common shareholders plus
   assumed conversions             $    (144,567)        873,250     $  (0.17)        $ 146,074         907,792      $   0.16

There were no preferred dividends that would effect the computation of earnings per share.

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

YEAR 2000 READINESS DISCLOSURE

The following information constitutes "Year 2000 Readiness Disclosure" under the Year 2000 Readiness and Disclosure Act.

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

The Company has also installed a new teller computer network system which is Year 2000 compliant and has established a Year 2000 committee to monitor the progress of achieving and certifying overall Year 2000 compliance. The Company's current plan is to complete the Year 2000 project by March 31, 1999. Final validation testing with the Company's third party service bureau was completed in November, 1998, with favorable results showing that all transactions ran successfully in a Year 2000 sequence. Based upon preliminary analysis by the Company, the total costs of the new computer network system and for the services of the third party service bureau will not exceed $150,000. The Company will seek out other third party data processing bureaus to prevent interruption of the Company's data processing. The Company has developed a contingency plan in the event there is an interruption of its on-line system, whereby transaction processing will be done in a store and forward mode for short term interruptions, and for extended interruptions, manual processing or the use of a local database will be used.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE 30, 1998

The Bank's total assets increased by approximately $2.4 million, or 4.4%, from $53.7 million at June 30, 1998 to $56.1 million at December 31, 1998. The increase resulted primarily from an increase in net loans receivable of $1.4 million, or 2.9%, from $47.6 million at June 30, 1998 to $49 million at December 31, 1998. During the quarter ended December 31, 1998 the Bank did not hold any real estate acquired by foreclosure. The Bank's total liabilities increased by approximately $2.9 million, or 7.3%, from $39.6 million at June 30, 1998 to $42.5 million at December 31, 1998. This increase was due to an increase in the Bank's savings accounts of $3.6 million, or 14.4%, from $25.4 million at June 30, 1998 to $29.1 million at December 31, 1998. During the three month period ended December 31, 1998 the Company acquired 39,400 of common shares for a purchase price of $514,331. These purchases were in accordance with the Company's stock repurchase program.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

NET INCOME/LOSS: The Bank incurred a net loss of $145 thousand for the quarter ended December 31, 1998, as compared to net income of $146 thousand for the quarter ended December 31, 1997. The loss was due primarily to the increase in the provision for loan losses of $407 thousand, offset by a corresponding decrease in the provision for income taxes of $147 thousand.

NET INTEREST INCOME: Net interest income decreased by $27 thousand, or 5.1%, from $532 thousand for the quarter ended December 31, 1997 to $505 thousand for the quarter ended December 31, 1998. This decrease is attributed to an increase in interest income of $87 thousand offset by an increase in interest expense of $114 thousand. These increases in interest income and expense were primarily caused by increasing volumes of loans, savings accounts and certificates.

INTEREST INCOME: Total interest income increased by $87 thousand, or 8.6%, to $1.1 million for the quarter ended December 31, 1998 from $1 million for the quarter ended December 31, 1997. The increase primarily reflects an increase in interest income on loans. Interest on loans and mortgage backed securities increased by $74 thousand, or 7.5%, during the quarter ended December 31, 1998, as compared to the quarter ended December 31, 1997, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions increased by $13 thousand, or 45.6%, during the quarter ended December 31, 1998, as compared to the quarter ended December 31, 1997.

INTEREST EXPENSE: Total interest expense increased by $114 thousand, or 23.6%, to $599 thousand for the quarter ended December 31, 1998 from $485 thousand for the quarter ended December 31, 1997. Interest on savings accounts and certificates increased by $96 thousand, or 30.8%, to $409 thousand for the quarter ended December 31, 1998 from $313 thousand for the quarter ended December 31, 1997 due to the increase in these deposits from an average of $22.9 million to $28 million for the quarters ended December 31, 1997 and 1998, respectively. Also contributing to the increase in interest expense was the increase in average balance of FHLB advances from $11.1 million to $12.9 million for the quarters ended December 31, 1997 and 1998, respectively.

PROVISION FOR LOAN LOSSES: The Bank established loan loss provisions of $435,000 and $28,047 for the quarters ended December 31, 1998 and 1997, respectively. The increase in the provision for loan losses for the quarter ended December 31, 1998 results primarily from a specific construction loan which became doubtful for collection in December, 1998. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases in the overall loan balance outstanding at December 31, 1998.

OTHER EXPENSE: Total other expense increased by $4 thousand, or 1.3%, from $281 thousand for the quarter ended December 31, 1997 to $285 thousand for the quarter ended December 31, 1998. The increase was caused primarily by increases of $15 thousand in compensation, $5 thousand in occupancy expense and $7 thousand in data processing fees. These increases were the result of general pay increases, the addition of employees, and the purchase and installation of a new teller computer network. These increases were offset by reductions in benefit expense of $16 thousand and other expenses of $8 thousand. Benefit expense decreased due to the Directors' Retirement Plan being fully accrued at quarter end. Other expense decreased primarily due to a decrease in professional fees.

INCOME TAX: The effective tax rates for the quarters ended December 31, 1998 and 1997 were 32.8% and 34.3%, respectively. The provision for income taxes decreased by $147 thousand from expense of $76 thousand for the quarter ended December 31, 1997 to a benefit of $71 thousand for the quarter ended December 31, 1998. The provision for income taxes decreased as a result of the decrease in income before taxes caused primarily by the increase in the provision for loan losses.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

NET INCOME: The Bank's net income for the six months ended December 31, 1998 was $1 thousand as compared to $257 thousand for the six months ended December 31, 1997. The decrease in net income was due primarily to an increase in the provision for loan losses of $382 thousand, offset by a decrease in the provision for income taxes of $128 thousand.

NET INTEREST INCOME: Net interest income increased by $8 thousand, or .8%, from $1.1 million for the six months ended December 31, 1997 to $1.1 million for the six months ended December 31, 1998. This increase is attributed to an increase in interest income of $247 thousand offset by an increase in interest expense of $239 thousand. These increases in interest income and expense were primarily caused by increasing volumes of loans, savings accounts and certificates.

INTEREST INCOME: Total interest income increased by $247 thousand, or 12.6%, to $2.2 million for the six months ended December 31, 1998 from $2.0 million for the six months ended December 31, 1997. The increase primarily reflects an increase in interest income on loans. Interest on loans and mortgage backed securities increased by $223 thousand, or 11.7%, during the six months ended December 31, 1998, as compared to the quarter ended December 31, 1997, as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions increased by $24 thousand, or 42.5%, during the six months ended December 31, 1998, as compared to the six months ended December 31, 1997.

INTEREST EXPENSE: Total interest expense increased by $239 thousand, or 26.4%, to $1.1 million for the six months ended December 31, 1998 from $905 thousand for the six months ended December 31, 1997. Interest on savings accounts and certificates increased by $141 thousand, or 22.8%, to $756 thousand for the six months ended December 31, 1998 from $615 thousand for the six months ended December 31, 1997 due to the increase in these deposits from an average of $23 million to $27.2 million for the six months ended December 31, 1997 and 1998, respectively. Also contributing to the increase in interest expense was the increase in average balance of FHLB advances from $11.7 million to $12.7 million for the six months ended December 31, 1997 and 1998, respectively.

PROVISION FOR LOAN LOSSES: The Bank established loan loss provisions of $435,000 and $53,047 for the six months ended December 31, 1998 and 1997, respectively. The increase in the provision for loan losses for the six months ended December 31, 1998 results primarily from a specific construction loan which became doubtful for collection in December, 1998. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases in the overall loan balance outstanding at December 31, 1998.

OTHER EXPENSE: Total other expense increased by $10 thousand, or 1.7%, from $606 thousand for the six months ended December 31, 1997 to $616 thousand for the six months ended December 31, 1998. The increase was caused primarily by increases of $46 thousand in compensation, $7 thousand in occupancy expense and $13 thousand in data processing fees. These increases were a result of general pay increases, the addition of employees, and the purchase and installation of a new teller computer network. The Company also incurred a $9 thousand loss on sale of real estate owned in the six months ended December 31, 1998. These increases were offset by reductions in benefit expense of $5 thousand and other expenses of $63 thousand. Benefit expense decreased due to the Directors' Retirement Plan being fully accrued for the six months ended December 31, 1998 and other expense decreased primarily due to a decrease in professional fees.

INCOME TAX: The effective tax rates for the six months ended December 31, 1998 and 1997 were 89% and 34.8%, respectively. The effective rate increased as a result of nondeductability of the market value portion of certain ESOP expenses. Income tax expense decreased by $128 thousand from $137 thousand for the six months ended December 31, 1997 to $9 thousand for the six months ended December 31, 1998. This decrease was a result of the decrease in income before taxes caused primarily by the increase in the provision for loan losses.

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

The Bank is required to maintain an average daily balance of liquid assets (generally cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawal accounts plus short term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank is also required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets for the quarter ended December 31, 1998 was 7.5%.

At December 31, 1998, the Company had outstanding commitments to originate first mortgage loans totaling $2.0 million. The Company anticipates that it will have significant funds to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts of capital. Currently, the minimum required levels are tangible capital of 1.5% of tangible assets, core capital of 3.0% of adjusted tangible assets, and risk-based capital of 8.0% of risk-weighted assets. At December 31, 1998, the Bank had tangible capital of 23.6% of tangible assets, core capital of 21.7% of adjusted tangible assets, and risk-based capital of 33% of risk-weighted assets.

PART 11   OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

               None.

     ITEM 2.   CHANGES IN SECURITIES

               None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               The Company's Annual Meeting of Stockholders was held on October 26, 1998. 801,670 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

               Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:

                                   Votes in Favor
               Nominee               of Election       Votes Withheld
               -------             --------------      --------------
               David W. Gay            744,401              57,269
               Jane G. Simpson         737,441              64,229

               There were 1,000 broker nonvotes on the matter.

     ITEM 5.   OTHER INFORMATION

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  The following exhibit is filed herewith:

                       Exhibit 27    Financial Data Schedule

               (b) No reports on Form 8-K were filed during the quarter ended December 31, 1998

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST LANCASTER BANCSHARES, INC.

Date: February 12, 1999                /s/ Virginia R.S. Stump
                                        ----------------------------------------
                                        Virginia R.S. Stump
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: February 12, 1999                 /s/ Tony A. Merida
                                        ----------------------------------------
                                        Tony A. Merida
                                        Executive Vice President
                                        (Principal Financial Officer)