Form 10QSB
period 1999-03-31
FIRST LANCASTER BANCSHARES INC
filed 1999-05-12
CIK 1010839

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____


Commission File Number 0-20899


                       FIRST LANCASTER BANCSHARES, INC.
                       --------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


             DELAWARE                                            61-1297318
  ----------------------------------                       --------------------
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


As of May 12, 1999, the issuer had 910,872 shares of Common Stock issued and outstanding.

   Transitional Small Business Disclosure Format (check one):

                     Yes ______          No   X
                                           ------

                                   CONTENTS

PART 1.  FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999 (unaudited)
         and June 30, 1998                                                   2

         Consolidated Statements of Income and Comprehensive Income for
         the Three Months and Nine Months Ended March 31, 1999 and 1998
         (unaudited)                                                         3

         Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 1999 and 1998 (unaudited)                           4

         Notes to Consolidated Financial Statements                         5-9

Item 2.  Management's Discussion and Analysis or Plan of Operation         10-14



PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings                                                  15

Item 2.  Changes in Securities and Use of Proceeds                          15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15


SIGNATURES                                                                  16

EXHIBIT 27                                                                  17

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                      ASSETS                                                    MARCH 31,          JUNE 30,
                                                                                                  1999              1998
                                                                                              (Unaudited)
Cash                                                                                       $     1,241,220    $       516,199
Interest-bearing cash deposits in other depository institutions                                  1,899,223          2,186,921
Investment securities available-for-sale, at market value (amortized cost
        $24,158 at March 31, 1999 and June 30, 1998)                                             1,414,014          1,161,126
Mortgage-backed securities, held to maturity                                                       342,246            434,635
Investments in nonmarketable equity securities, at cost                                            750,900            725,300
Loans receivable, net                                                                           47,323,609         47,593,855
Real estate acquired by foreclosure                                                                                   270,200
Accrued interest receivable                                                                        434,894            465,527
Office property and equipment, at cost, less accumulated depreciation                              374,440            379,490
Other assets                                                                                         8,275             13,411
                                                                                             --------------     --------------

                    Total assets                                                           $    53,788,821    $    53,746,664
                                                                                             ==============     ==============

                                      LIABILITIES

Savings accounts and certificates                                                          $    30,146,489    $    25,416,711
Advance payments by borrowers for taxes and insurance                                               19,284             28,802
Accrued interest payable                                                                            53,443             70,974
Federal Home Loan Bank advances                                                                  9,642,517         13,461,167
Accounts payable and other liabilities                                                             381,137            365,827
Income tax payable                                                                                   7,944                997
Deferred income tax payable                                                                        186,195            278,821
                                                                                             --------------     --------------

                 Total liabilities                                                              40,437,009         39,623,299
                                                                                             --------------     --------------

Common stock owned by ESOP subject to put option                                                   416,082            485,988
                                                                                             --------------     --------------

                                 STOCKHOLDERS' EQUITY

Preferred stock, 500,000 shares authorized
Common stock, $.01 par value; 3,000,000 shares authorized;
        830,797 and 872,656 shares issued and outstanding at
        March 31, 1999 and June 30, 1998, respectively                                               9,588              9,588
Additional paid-in capital                                                                       9,176,626          9,152,891
Treasury stock (73,410 and 23,534 shares at March 31, 1999
        and June 30, 1998, respectively)                                                          (997,673)          (350,871)
Unearned employee stock ownership plan shares                                                     (543,381)          (626,221)
Common Stock owned by ESOP subject to put option                                                  (416,082)          (485,988)
Accumulated comprehensive income                                                                   917,305            750,399
Retained earnings, substantially restricted                                                      4,789,347          5,187,579
                                                                                             --------------     --------------

                 Total stockholders' equity                                                     12,935,730         13,637,377
                                                                                             --------------     --------------

                 Total liabilities and stockholders' equity                                $    53,788,821    $    53,746,664
                                                                                             ==============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME for the three months and nine months ended March 31, 1999 and 1998 (Unaudited)

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       1999            1998           1999           1998
Interest on loans and mortgage-backed securities                 $   1,051,340   $    969,993   $   3,174,558   $   2,860,878
Interest and dividends on investments and deposits in
        other depository institutions                                   41,635         46,577         123,228         103,847
                                                                  -------------   ------------   -------------    ------------

                 Total interest income                               1,092,975      1,016,570       3,297,786       2,964,725
                                                                  -------------   ------------   -------------    ------------

Interest on savings accounts and certificates                          401,064        318,773       1,156,999         934,199
Interest on other borrowings                                           160,036        192,154         547,809         481,612
                                                                  -------------   ------------   -------------    ------------

                 Total interest expense                                561,100        510,927       1,704,808       1,415,811
                                                                  -------------   ------------   -------------    ------------

                 Net interest income                                   531,875        505,643       1,592,978       1,548,914

Provision for loan losses                                               66,000         31,507         501,000          84,554
                                                                  -------------   ------------   -------------    ------------

                 Net interest income after provision for loan
                       losses                                          465,875        474,136       1,091,978       1,464,360
                                                                  -------------   ------------   -------------    ------------

Other expenses:
     Compensation                                                      111,135        116,736         323,428         289,677
     Employee retirement and other benefits                             62,414         79,061         220,348         247,013
     State franchise taxes                                               7,458          6,999          20,750          19,867
     SAIF deposit insurance premium                                     17,967         11,658          34,542          25,640
     Loss on sale of real estate acquired by foreclosure                                                9,401
     Occupancy expense                                                  28,017         15,177          75,534          47,177
     Data processing                                                    15,292          9,128          51,845          33,135
     Other                                                              41,025         45,782         163,780         218,538
                                                                  -------------   ------------   -------------    ------------

                 Total other expenses                                  283,308        284,541         899,628         881,047
                                                                  -------------   ------------   -------------    ------------

                 Income before income taxes                            182,567        189,595         192,350         583,313

Provision for income taxes                                              64,511         67,681          73,216         204,642
                                                                  -------------   ------------   -------------    ------------

                 Net income                                            118,056        121,914         119,134         378,671


Other comprehensive income (loss), net of income tax:

     Unrealized gain (loss) on securities available for sale
          arising in period                                           (116,020)        89,559         166,906         202,526
                                                                  --------------   -----------   -------------    ------------

                       Comprehensive income                      $       2,036   $    211,473   $     286,040   $     581,197
                                                                  =============   ============   =============    ============

Weighted shares outstanding for basic earnings
     per share                                                         833,802        881,602         854,143         884,917
Basic earnings per share                                         $        0.14   $       0.14   $        0.14   $        0.43


Weighted shares outstanding for diluted earnings
     per share                                                         846,146        902,501         868,059         907,002

Diluted earnings per share                                       $        0.14   $       0.14   $        0.14   $        0.42

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 1999 and 1998
(Unaudited)

                                                                                                 1999               1998
Cash flows from operating activities:
     Net income                                                                           $       119,134    $        378,671
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                               28,642              23,771
        Provision for loan losses                                                                 501,000              84,554
        Stock dividend, Federal Home Loan Bank stock                                              (25,878)            (28,600)
        Deferred income taxes                                                                    (178,608)
        Net loan origination fees                                                                  24,418              19,145
        Employee Stock Ownership Plan benefit expense                                             106,575              81,331
        Management Retirement Plan benefit expense                                                 68,472              69,842
        Loss on sale of real estate acquired by foreclosure                                         9,401
        Loss on disposition of property and equipment                                              10,336
        Change in assets and liabilities:
           Accrued interest receivable                                                             30,511            (127,075)
           Other assets                                                                             5,136              (7,658)
           Income tax receivable                                                                                      (37,772)
           Accrued interest payable                                                               (17,531)             39,212
           Accounts payable and other liabilities                                                  32,576              65,634
           Income tax payable                                                                       6,947             (70,849)
                                                                                            --------------     ---------------

                 Net cash provided by operating activities                                        721,131             490,206
                                                                                            --------------     ---------------

Cash flows from investing activities:
     Proceeds from sale of real estate acquired by foreclosure                                    396,000
     Purchase of property and equipment                                                           (33,928)             (5,656)
     Purchase of Federal Home Loan Bank common stock                                                                 (341,400)
     Mortgage-backed securities principal repayments                                               92,389              74,419
     Net increase in loans receivable                                                            (390,374)         (9,549,640)
                                                                                            --------------     ---------------

                 Net cash provided by (used in) investing activities                               64,087          (9,822,277)
                                                                                            --------------     ---------------

Cash flows from financing activities:
     Net increase in savings accounts and certificates                                          4,729,778           2,289,272
     Net decrease in advance payments by borrowers for taxes and insurance                         (9,518)             (4,819)
     Purchase of treasury stock                                                                  (734,938)           (307,441)
     Dividends paid                                                                              (514,567)           (445,750)
     Federal Home Loan Bank advances                                                            2,500,000          19,750,000
     Federal Home Loan Bank advance principal repayments                                       (6,318,650)        (11,957,867)
                                                                                            --------------     ---------------

                 Net cash provided by (used in) financing activities                             (347,895)          9,323,395
                                                                                            --------------     ---------------

                 Net (decrease) increase in cash and cash equivalents                             437,323              (8,676)

Cash and cash equivalents at beginning of period                                                2,703,120           2,108,101
                                                                                            --------------     ---------------

Cash and cash equivalents at end of period                                                $     3,140,443    $      2,099,425
                                                                                            ==============     ===============

Supplemental disclosure of non-cash investing and financing activities:
     Unrealized gain on securities available for sale, net of deferred tax liability
        of $85,982 and $104,332 at March 31, 1999 and 1998, respectively                  $       166,906    $        202,526
     Loan transferred to real estate acquired by foreclosure                              $             -    $        290,200
     Renewed Federal Home Loan Bank advances                                              $     4,000,000    $              -

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.    GENERAL:

       The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1998.

 2.    INVESTMENT SECURITIES:

       Investment securities are summarized as follows:

                                                                                  GROSS          GROSS          ESTIMATED
                                                               AMORTIZED       UNREALIZED     UNREALIZED         MARKET
                           MARCH 31, 1999                        COST             GAINS         LOSSES            VALUE
                                                             -------------   --------------  ------------    --------------
           Available-for-Sale Equity Securities:
              Federal Home Loan Mortgage Corporation
                    Common stock - 24,672 shares             $     24,158    $   1,389,856   $               $   1,414,014
                                                             =============   ==============  ============    ==============

                           JUNE 30, 1998

           Available-for-Sale Equity Securities:
              Federal Home Loan Mortgage Corporation
                    Common stock - 24,672 shares             $     24,158    $   1,136,968   $               $   1,161,126
                                                             =============   ==============  ============    ==============

  3.   ALLOWANCE FOR LOAN LOSSES:

       An analysis of the changes in the loan loss allowance for the three months and nine months ended March 31 follows:

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 1999             1998           1999             1998
                                                             -------------   --------------  ------------    --------------
           Balance at beginning of period                    $    635,000    $     150,000   $   200,000     $     125,000

           Provision charged to operations                         66,000           31,507       501,000            84,554

           Loans charged off                                                       (11,507)                        (39,554)
                                                             -------------   --------------  ------------    --------------

           Balance at end of period                          $    701,000    $     170,000   $   701,000     $     170,000
                                                             =============   ==============  ============    ==============

       The significant increase in the allowance for loan losses relates primarily to a specific construction loan which became doubtful for collection in December, 1998. Nonaccrual loans amounted to $1,685,815 and $608,973 at March 31, 1999 and 1998, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.    FEDERAL HOME LOAN BANK ADVANCES:

       Federal Home Loan Bank advances at March 31, 1999 and June 30, 1998 are as follows:

                                                           MARCH 31,            JUNE 30,
                                                             1999                1998
                                                        -------------        -------------
        DATE OF                                                                                INTEREST
         ISSUE                YEAR OF MATURITY             AMOUNT               AMOUNT           RATE
        10/27/94                  11/01/04               $     72,163        $     107,242       8.45
         1/31/95                   1/30/15                    650,000              650,000       5.75
         5/09/95                   6/01/05                     87,578              116,095       7.35
         3/25/97                   3/24/00                    500,000              500,000       6.75
         7/31/97                   7/31/98                                       1,000,000       5.88
         8/14/97                   8/14/98                                         500,000       5.95
        10/22/97                  10/22/98                                         250,000       6.05
         1/27/98                   1/22/99                                       1,000,000       5.75
         1/28/98                   2/01/08                     82,776               87,830       6.37
         2/17/98                   8/14/98                                         500,000       5.61
         2/20/98                   2/20/99                                         500,000       5.67
         3/03/98                   3/03/99                                       1,000,000       5.75
         3/13/98                   3/12/99                                       1,250,000       5.74
         3/20/98                   3/19/99                                         750,000       5.77
         3/25/98                   3/25/99                                       2,000,000       5.81
         3/31/98                   9/25/98                                         500,000       5.71
         4/24/98                   4/23/99                  1,750,000            1,750,000       5.84
         4/28/98                  10/23/98                                         250,000       5.74
         5/13/98                  11/09/98                                         500,000       5.72
         5/22/98                  11/18/98                                         250,000       5.72
         7/31/98                   7/30/99                  1,000,000                            5.80
         8/14/98                   8/13/99                    500,000                            5.73
         8/24/98                   8/24/99                    250,000                            5.69
         8/25/98                   8/24/99                    250,000                            5.69
         11/9/98                   5/07/99                    500,000                            5.17
         3/12/99                   3/10/00                    750,000                            5.32
         3/19/99                   3/17/00                    750,000                            5.23
         3/24/99                   9/20/99                    500,000                            5.07
         3/25/99                   3/24/00                  2,000,000                            5.33
                                                         ------------        -------------

                                                         $  9,642,517        $  13,461,167
                                                         ============        =============


5.     LINE OF CREDIT:

       On March 5, 1999, First Lancaster Bancshares, Inc. entered into a line of credit for $2.5 million with an interest rate of prime less 1/2 basis point. Any outstanding balance on this line of credit is collateralized by 100% of the Bank's stock. As of March 31, 1999, there is no outstanding balance.

 6.    EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARDS:

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

       In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Banking Enterprise". SFAS No. 134 amends SFAS 65 and SFAS 115. The Company adopted the provisions of the statement on January 1, 1999. The adoption of the statement did not materially affect the Company's financial position or operating results.

7.   EARNINGS PER SHARE

                               For the nine months ended March 31, 1999     For the nine months ended March 31, 1998
                               -------------------------------------------  --------------------------------------------
                               Income           Shares         Per Share    Income        Shares          Per Share
                               (Numerator)     (Denominator)   Amount       (Numerator)   (Denominator)    Amount
Basic earnings per share
Income available to common
   shareholders                $     119,134     854,143       $  0.14       $ 378,671       884,917       $  0.43

Effect of dilutive securities
Stock options                                                                                  5,126
Management recognition plan                       13,916                                      16,958

Diluted earnings per share
Income available to common
   shareholders plus assumed
   conversions                 $     119,134     868,059       $  0.14       $ 378,671       907,002       $  0.42

                               For the three months ended March 31, 1999    For the three months ended March 31, 1998
                               -------------------------------------------  --------------------------------------------
                               Income          Shares          Per Share    Income        Shares           Per Share
                               (Numerator)     (Denominator)   Amount       (Numerator)   (Denominator)    Amount
Basic earnings per share
Income available to common
   shareholders                $   118,056       833,802       $   0.14      $ 121,914      881,602         $   0.14

Effect of dilutive securities
Stock options                                                                                 6,724
Management recognition plan                       12,344                                     14,175

Diluted earnings per share
Income available to common
   shareholders plus assumed
   conversions                 $   118,056       846,146       $   0.14      $ 121,914      902,501         $   0.14

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

Data processing of the Company is provided by a third party service bureau. The service bureau of the Company has advised the Company that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Company.

The Company has installed a new teller computer network system which is Year 2000 compliant and has established a Year 2000 committee to monitor the progress of achieving and certifying overall Year 2000 compliance. The Company's current plan is to complete the Year 2000 project by June 30, 1999. Final validation testing with the Company's third party service bureau was completed in November, 1998, with favorable results showing that all transactions ran successfully in a Year 2000 sequence. Based upon preliminary analysis by the Company, the total costs of the new computer network system and for the services of the third party service bureau will not exceed $100,000 and the majority of these costs have been incurred as of March 31, 1999. The Company will seek out other third party data processing bureaus to prevent interruption of the Company's data processing. The Company has developed a contingency plan in the event there is an interruption of its on-line system, whereby transaction processing will be done in a store and forward mode for short term interruptions, and for extended interruptions, manual processing or the use of a local database will be used.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30, 1998

The Company's total assets remained fairly consistent with an increase of $42 thousand, or .2%, from $53.747 million at June 30, 1998 to $53.789 million at March 31, 1999. This increase is a result of several offsetting items. Cash increased $.4 million, or 16.2% from $2.7 million at June 30, 1998 to $3.1 million at March 31, 1999, primarily due to loan repayments and an increase in certificates of deposit. Investment securities increased approximately $.3 million, or 21.8%, due to increased market prices. Net loans receivable decreased approximately $.3 million, or .6%, from $47.6 million at June 30, 1998 to $47.3 million at March 31, 1999, and real estate acquired by foreclosure of approximately $.3 million at June 30, 1998 was subsequently sold. During the quarter ended March 31, 1999 the Bank did not hold any real estate acquired by foreclosure. The Company's total liabilities increased by approximately $.8 million, or 2.1%, from $39.6 million at June 30, 1998 to $40.4 million at March 31, 1999. This increase primarily results from an increase in certificates of approximately $4.4 million, or 23.5%, from $18.8 million at June 30, 1998 to $23.2 million at March 31, 1999 offset by a decrease in Federal Home Loan Bank advances of approximately $3.8 million, or 28.4%, due to the Bank's repayment of several of these advances. During the nine month period ended March 31, 1999 the Company acquired 47,940 common shares for a purchase price of $622 thousand. These purchases completed the Company's 5% stock repurchase program.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998

NET INCOME/LOSS: The Company's net income decreased approximately $4 thousand, or 3.2%, from $122 thousand for the quarter ended March 31, 1998 to $118 thousand for the quarter ended March 31, 1999. Such decrease was due primarily to the increase in the provision for loan losses of $34 thousand, offset by an increase in net interest income of $26 thousand.

NET INTEREST INCOME: Net interest income increased by $26 thousand, or 5.2%, from $506 thousand for the quarter ended March 31, 1998 to $532 thousand for the quarter ended March 31, 1999. This increase is attributed to an increase in interest income of $76 thousand and an increase in interest expense of $50 thousand. These increases in interest income and expense were primarily caused by increasing volumes of loans, savings accounts and certificates.

INTEREST INCOME: Total interest income increased by $76 thousand, or 7.5%, to $1.1 million for the quarter ended March 31, 1999 from $1 million for the quarter ended March 31, 1998. Interest on loans and mortgage backed securities increased by $81 thousand, or 8.4%, during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998. This increase primarily reflects an increase in interest income on loans as the Bank continued its policy of loan growth through originations.

INTEREST EXPENSE: Total interest expense increased by $50 thousand, or 9.8%, to $561 thousand for the quarter ended March 31, 1999 from $511 thousand for the quarter ended March 31, 1998. Interest on savings accounts and certificates increased by $82 thousand, or 25.8%, to $401 thousand for the quarter ended March 31, 1999 from $319 thousand for the quarter ended March 31, 1998 due to the increase in these deposits, primarily certificates, from an average of $24 million to $30 million for the quarters ended March 31, 1998 and 1999, respectively. This increase is offset by a decrease in interest expense on other borrowings due to a decrease in the average balance of FHLB advances from $13.1 million to $11.3 million for the quarters ended March 31, 1998 and 1999, respectively.

PROVISION FOR LOAN LOSSES: The Bank established loan loss provisions of $66,000 and $31,507 for the quarters ended March 31, 1999 and 1998, respectively. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases and decreases in the overall loan balance.

OTHER EXPENSE: Total other expense decreased by approximately $1 thousand, or
 .4%, from $284 thousand for the quarter ended March 31, 1998 to $283 thousand for the quarter ended March 31, 1999. This decrease was caused by several offsetting increases and decreases. Increases include $6 thousand in SAIF deposit insurance premiums, $13 thousand in occupancy expense for depreciation on new teller computer terminals installed in December 1998 and $6 thousand in data processing fees also related to these new terminals. These increases were offset by reductions in compensation and benefits expenses of $22 thousand and other expenses of $5 thousand. Benefit expense decreased due to the Directors' Retirement Plan being fully accrued for the three months ended March 31, 1999, and other expenses decreased primarily due to a decrease in professional fees.

INCOME TAX: The effective tax rates for the quarters ended March 31, 1999 and 1998 were 35.3% and 35.7%, respectively. The provision for income taxes decreased by $3 thousand, or 4.6%, from $68 thousand for the quarter ended March 31, 1998 to $65 thousand for the quarter ended March 31, 1999. The provision for income taxes decreased as a result of the decrease in income before taxes.

OTHER COMPREHENSIVE INCOME (LOSS): There was an other comprehensive loss for the quarter ended March 31, 1999 due to the market price of available-for-sale securities decreasing as compared to the market price at December 31, 1998.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND
1998

NET INCOME: The Company's net income for the nine months ended March 31, 1999 was $119 thousand as compared to $379 thousand for the nine months ended March 31, 1998, a decrease of $260 thousand. This decrease in net income was due primarily to an increase in the provision for loan losses of $416 thousand, offset by a corresponding decrease in the provision for income taxes of approximately $142 thousand.

NET INTEREST INCOME: Net interest income increased by $44 thousand, or 2.8%, from $1.549 million for the nine months ended March 31, 1998 to $1.593 million for the nine months ended March 31,

1999. This increase is attributed to an increase in interest income of $333 thousand offset by an increase in interest expense of $289 thousand. These increases in interest income and expense were primarily caused by increasing volumes of loans, savings accounts and certificates.

INTEREST INCOME: Total interest income increased by $333 thousand, or 11.2%, to $3.3 million for the nine months ended March 31, 1999 from $3 million for the nine months ended March 31, 1998. Interest on loans and mortgage backed securities increased by $314 thousand, or 11%, during the nine months ended March 31, 1999, as compared to the nine months ended March 31, 1998. This increase primarily reflects an increase in interest income on loans as the Bank continued its policy of loan growth through originations. Interest and dividends on investments and deposits in other depository institutions increased by $19 thousand, or 18.7%, during the nine months ended March 31, 1999, as compared to the nine months ended March 31, 1998.

INTEREST EXPENSE: Total interest expense increased by $289 thousand, or 20.4%, to $1.7 million for the nine months ended March 31, 1999 from $1.4 million for the nine months ended March 31, 1998. Interest on savings accounts and certificates increased by $223 thousand, or 23.8%, to $1.2 million for the nine months ended March 31, 1999 from $934 thousand for the nine months ended March 31, 1998 due to the increase in these deposits from an average of $23.2 million to $28.1 million for the nine months ended March 31, 1998 and 1999, respectively. Also contributing to the increase in interest expense was the increase in average balance of FHLB advances from $10.6 million to $12.5 million for the nine months ended March 31, 1998 and 1999, respectively.

PROVISION FOR LOAN LOSSES: The Bank established loan loss provisions of $501 thousand and $85 thousand for the nine months ended March 31, 1999 and 1998, respectively. The increase of $416 thousand in the provision for loan losses for the nine months ended December 31, 1998 results primarily from a specific construction loan which became doubtful for collection in December, 1998. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases and decreases in the overall loan balance outstanding. Nonaccrual loans increased approximately $1.0 million primarily due to this doubtful construction loan.

OTHER EXPENSE: Total other expense increased by $19 thousand, or 2.1%, from $881 thousand for the nine months ended March 31, 1998 to $900 thousand for the nine months ended March 31, 1999. The increase was caused primarily by increases of $33 thousand in compensation, $9 thousand in SAIF deposit insurance premium, $28 thousand in occupancy expense and $19 thousand in data processing fees. These increases were a result of general pay increases, the addition of employees, and the purchase and installation of a new teller computer network. The Company also incurred a $9 thousand loss on sale of real estate owned in the nine months ended March 31, 1999. These increases were offset by reductions in benefit expense of $27 thousand and other expenses of $55 thousand. Benefit expense decreased due to the Directors' Retirement Plan being fully accrued for the nine months ended March 31, 1999 and other expense decreased primarily due to a decrease in professional fees.

INCOME TAX: The effective tax rates for the nine months ended March 31, 1999 and 1998 were 38% and 35.1%, respectively. The effective rate increased as a result of nondeductability of the market value portion of certain ESOP expenses. Income tax expense decreased by $132 thousand from $205 thousand for the nine months ended March 31, 1998 to $73 thousand for the nine months ended March 31, 1999. This decrease was a result of the decrease in income before taxes caused primarily by the increase in the provision for loan losses.

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

On March 5, 1999, First Lancaster Bancshares, Inc. entered into a line of credit for $2.5 million to be used for general funding needs. As of March 31, 1999, there had been no draws on this line of credit.

The Bank is required to maintain an average daily balance of liquid assets (generally cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawal accounts plus short term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank is also required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets for the quarter ended March 31, 1999 was 7.9%.

At March 31, 1999, the Company had outstanding commitments to originate first mortgage loans totaling $642 thousand. The Company anticipates that it will have significant funds to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts and ratios of capital. At March 31, 1999, the Bank met all capital adequacy requirements to which it is subject.

       PART 11    OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

                  None.

          ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

          ITEM 5. OTHER INFORMATION

                  None.

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  The following exhibit is filed herewith:

                        Exhibit 27       Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                  SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST LANCASTER BANCSHARES, INC.

       Date: May 12, 1999                  /s/ Virginia R.S. Stump
                                           -------------------------------------
                                           Virginia R.S. Stump
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


       Date: May 12, 1999                  /s/ Julia G. Taylor
                                           -------------------------------------
                                           Julia G. Taylor, CPA
                                           Comptroller
                                           (Principal Financial Officer)