Form 10KSB/A
period 1998-06-30
FIRST LANCASTER BANCSHARES INC
filed 1999-09-09
CIK 1010839

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                        FORM 10-KSB/A
                      (Amendment No. 1)
 (Mark One)

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998
                          OR
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                  Commission File No. 0-20899

                 FIRST LANCASTER BANCSHARES, INC.
        ----------------------------------------------
        (Name of small business issuer  in its charter)

           Delaware                           61-1297318
------------------------------             -----------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


208 Lexington Street, Lancaster, Kentucky             40444-1131
-------------------------------------------           ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ___      ___
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended June 30, 1998:
$4,034,741

As of September 23, 1998, the aggregate market value of the 827,310 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approxi-mately $10.5 million based on the average bid and asked price of $12.625 per share of the registrant's Common Stock on September 23, 1998. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.


Number of shares of Common Stock outstanding as of September 23,
1998:  958,812

Transitional Small Business Disclosure Format   Yes       No  X
                                                    ___      ___

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


                                                            At June 30,
                                                  ----------------------------------
                                                      1998              1997
                                                  --------------    ---------------
                                                  Amount      %     Amount       %
                                                  ------     ---    ------      ---
                                                       (Dollars in thousands)
Real estate loans:
   Single-family residential . . . . . . . . .   $  35,422   66.2%  $ 30,996   73.4%
   Multi-family residential and commercial . .       1,953    3.7        997    2.3
   Construction. . . . . . . . . . . . . .          10,864   20.3      6,632   15.7
   Nonresidential (1). . . . . . . . . . .           4,768    8.9      3,355    7.9
                                                 ---------  -----   ---------  ----
      Total real estate loans. . . . . . .          53,007   99.1     41,980   99.3

Consumer loans . . . . . . . . . . . . . .             490    0.9        276    0.7
                                                 ---------  -----  ---------  -----
                                                    53,497  100.0%    42,256  100.0%
                                                            =====             =====
Less:
   Loans in process. . . . . . . . . . . .           5,657            3,828
   Unearned loan origination fees. . . . .              47               19
   Allowance for loan losses . . . . . . .             200              125
                                                 ---------         --------
      Total. . . . . . . . . . . . . . . .       $  47,593         $ 38,284
                                                 =========         ========

______________
(1) Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property.

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


                                                                  Due after
                                                  Due during       1 through         Due after
                                               the year ending   5 years after     5 years after
                                                June 30, 1999    June 30, 1998     June 30, 1998      Total
                                                -------------    -------------     -------------      -----
                                                                     (In thousands)

Single-family residential. . . . . .            $  26,558        $  4,267           $  4,597          $ 35,422
Multi-family residential . . . . . .                  875              20              1,058             1,953
Construction . . . . . . . . . . . .               10,570             260                 34            10,864
Nonresidential . . . . . . . . . . .                1,274           3,227                267             4,768
Consumer . . . . . . . . . . . . . .                  324             166                  -               490
                                                ---------        --------           --------          --------
     Total . . . . . . . . . . . . .            $  39,601        $  7,940           $  5,956          $ 53,497
                                                =========        ========           ========          ========

    The following table sets forth at June 30, 1998, the dollar amount of all loans which have predetermined interest rates and have floating or adjustable interest rates.

                                              Predetermined         Floating or
                                                  Rate            Adjustable Rates
                                             --------------       ----------------
                                                         (In thousands)
  Single-family residential. . . . . . .     $  6,859              $  28,563
  Multi-family residential . . . . . . .        1,159                    794
  Construction . . . . . . . . . . . . .       10,830                     34
  Nonresidential . . . . . . . . . . . .        4,551                    217
  Consumer . . . . . . . . . . . . . . .          463                     27
                                             --------              ---------
       Total . . . . . . . . . . . . . .     $ 23,862              $  29,635
                                             ========              =========


     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substan-tially higher than rates on existing mortgage loans and, con-versely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

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

                                                        Year Ended June 30,
                                                      ----------------------
                                                        1998          1997
                                                      --------      --------
                                                         (In thousands)
   Loans originated:
     Real estate loans:
        Single-family residential (1). . . .          $  8,457      $  7,539
        Construction (2) . . . . . . . . . .            13,976         7,063
        Nonresidential (3) . . . . . .                   4,619         1,980
     Consumer loans. . . . . . . . . . . . .             1,029           117
                                                      --------      --------
            Total loans originated . . . . .          $ 28,081      $ 16,699
                                                      ========      ========

__________________
(1) Includes home equity loans.
(2) Loans are for six months and must be converted to permanent loans.
(3) Includes loans secured by first liens on residential lots.


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

     LOAN UNDERWRITING POLICIES. The Bank's lending activities are subject to the Bank's written, non-discriminatory under-writing standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. All loans must be reviewed by the Bank's loan committee, which is comprised of President Stump and Directors David W. Gay and Jack C. Zanone and two loan personnel. In addition, the full Board of Directors reviews and approves all loans on a monthly basis.

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

     The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. The Bank will make a single-family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 89.9% on such loans. For residential properties that are not owner-occupied, the Bank generally does not lend more than 80%
of the appraised value.   For construction loans, the Bank
limits the loan-to-value ratio to 85%. The Bank generally limits the loan-to-value ratio on multi-family residential or commercial real estate mortgage loans to 80%. The federal banking agencies, including the OTS, have adopted regulations that would establish new loan-to-value ratio requirements for specific categories of real estate loans. See "-- Regulation of the Bank -- Uniform Lending Standards."

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

    The Bank primarily originates residential mortgage loans with adjustable rates ("ARM's"). As of June 30, 1998, 80.6% of single-family mortgage loans in the Bank's loan portfolio carried adjustable rates. Such loans are primarily for terms of 30 years, although the Bank does occasionally originate ARM's for 20 year and 25 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once a year, with a maximum adjustment of 2% per adjustment period and a maximum
aggregate adjustment of 5% over the life of the loan.   Further,
the interest rates on such loans may not be decreased by more than 1% below the interest rate at which the loan was origi-nated. Rate adjustments on the Bank's adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board, and the adjusted interest rate is equal to such Treasury rate plus
2.75%.   The adjustable-rate mortgage loans offered by the Bank
do not provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied.

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

    The Bank engages in construction lending involving loans to individuals for construction of one- to four-family residential housing located within the Bank's market area, with such loans converting to permanent financing upon completion of construc-tion. Such loans are generally made to individuals for construction primarily in established subdivisions within Garrard, Jessamine and Fayette Counties, Kentucky. At June 30, 1998, the Bank's loan portfolio included $10.9 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction and none of which was an interim construction loan structured to be repaid in full upon completion of construction and receipt of permanent financing. The Bank also makes a limited amount of loans to qualified builders for the construction of one-to four-family residential housing located in established subdivisions in
Garrard, Jessamine and Fayette Counties, Kentucky.   Because
such homes are intended for resale, such loans are generally not
converted to permanent financing at the Bank.   All construction
loans are secured by a first lien on the property under con-struction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is required to make interest-only monthly payments.
The permanent loans are typically 30-year ARM's, with the same terms and conditions otherwise offered by the Bank. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property and must execute a Construction Loan Agreement with the Bank.

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

    Multi-family residential, commercial and nonresidential real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential, commercial and nonresidential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are other-wise known to the Bank. It has been the Bank's policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential, commercial or nonresidential real estate loans are made.

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


                                                                     At June 30,
                                                             -------------------------
                                                              1998               1997
                                                             ------            -------
                                                              (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
   Real estate:
      Single-family residential. . . . . . . . . . .         $  480             $  808
      Nonresidential . . . . . . . . . . . . . . . .             --                 20
Consumer . . . . . . . . . . . . . . . . . . . . . .             20                 --
Accruing loans which are contractually past due 90 days
   or as to which repayment is in doubt. . . . . . .             88                 --
                                                             ------             ------
      Total nonperforming loans. . . . . . . . . . .         $  588             $  828
                                                             ======             ======

Percentage of real estate loans. . . . . . . . . . .           1.11%              1.97%
                                                             ======             ======
Other non-performing assets (2). . . . . . . . . . .         $  270             $   --
                                                             ======             ======

_______________
(1) Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.
(2) Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at fair market value.


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

     Banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for deter-mining the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of:
(i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                      Year Ended June 30,
                                                  -------------------------
                                                   1998               1997
                                                  --------          -------
                                                    (Dollars in Thousands)
Balance at beginning of period . . . . . . .      $  125            $  100
                                                  ------            ------

Loans charged off:
   Real estate mortgage:
      Single-family residential. . . . . . .          40                14
                                                  ------            ------
Total charge-offs. . . . . . . . . . . . . .          40                14
                                                  ------            ------

Recoveries . . . . . . . . . . . . . . . . .          --                --
Net loans charged off. . . . . . . . . . . .         (40)              (14)
Provision for loan losses. . . . . . . . . .         115                39
                                                  ------            ------
Balance at end of period . . . . . . . . . .      $  200            $  125
                                                  ======            ======

Ratio of net charge-offs to average
   loans outstanding during the period . . .         .09%             0.04%
                                                  ======            ======


    The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                                 At June 30,
                                                             --------------------------------------------------
                                                                      1998                         1997
                                                             -----------------------   ------------------------
                                                                        Percent of                  Percent of
                                                                       Loans in Each              Loans in Each
                                                                        Category to                Category to
                                                             Amount     Total Loans    Amount      Total Loans
                                                             ------    -------------   ------     --------------
                                                                            (Dollars in thousands)
Real estate - mortgage:
   Single-family residential . . . . . . . . . .             $  150        66.2%        $  125         73.4%
   Construction. . . . . . . . . . . . . . . . .                 50         20.3             -          15.7
                                                             ------                     ------
     Total allowance for loan losses . . . . . .             $  200                     $  125
                                                 =====                =====


INVESTMENT ACTIVITIES

     GENERAL. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limita-tions, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See " -- Regulation of the Bank -- Liquidity Requirements."

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

     The following table sets forth the carrying value of the Bank's investment securities at the dates indicated.

                                                                     At June 30,
                                                          ------------------------------
                                                               1998             1997
                                                          --------------    ------------
                                                               (Dollars in thousands)
Securities available for sale:
   U.S. government and agency securities . . . . . .       $  1,161           $   864
Securities held to maturity:
   Mortgage-backed securities. . . . . . . . . . . .            435               540
                                                           --------           -------
      Total investment securities. . . . . . . . . .       $  1,596           $ 1,404
                                                           ========           =======

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank's investment portfolio at June 30, 1998.




                                                One Year or Less         One to Five Years       Five to Ten Years
                                               -------------------     --------------------    --------------------
                                               Carrying    Average     Carrying     Average    Carrying     Average
                                                Value       Yield        Value       Yield      Value        Yield
                                               --------    -------     --------     -------    --------     -------
                                                                     (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities                               $  1,161  (1)  33.3%      $            --%      $              --%
Securities held to maturity:
   Mortgage-backed securities                        --                       6       8.5           17         8.5
                                               --------                  ------                -------
      Total                                    $  1,161       33.3%      $    6       8.5%     $    17         8.5
                                               ========                  ======                =======


                                                More than Ten Years                 Total Investment Portfolio
                                               --------------------             ---------------------------------
                                               Carrying    Average               Carrying     Market     Average
                                                Value       Yield                 Value       Value       Yield
                                               --------    -------              --------     --------    -------
                                                                     (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities                                $           --%                $  1,161    $  1,161      33.3%
Securities held to maturity:
   Mortgage-backed securities                      412      7.6                      435         448       7.6
                                                ------                          --------    --------
      Total                                     $  412      7.6                 $  1,596    $  1,609       8.8%
                                                ======                          ========    ========

_____________________
(1) Amortized cost of $24,000 - average yield is based on amortized cost.


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

     DEPOSITS. The Bank attracts deposits principally from within its market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, Individual Retirement Accounts, and certifi-cates of deposit which range in maturity from 91 days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on a weekly basis. In determining the characteris-tics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not accept brokered deposits.

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

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.


                                                           Year Ended June 30,
                                                  --------------------------------------
                                                        1998                 1997
                                                  ----------------    ------------------
                                                 Average   Average    Average   Average
                                                 Deposits   Rate      Deposits    Rate
                                                 --------  -------    --------  --------
                                                         (Dollars in thousands)
Non-interest bearing demand deposits . .         $   290      -- %     $     3      -- %
Savings deposits . . . . . . . . . . . .           3,127    3.27         3,180    3.13
Time deposits. . . . . . . . . . . . . .          20,095    5.85        19,023    5.64
                                                 -------               -------
     Total deposits. . . . . . . . . . . .       $23,512               $22,203
                                                 =======               =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.



                                                Certificates
    Maturity Period                             of Deposits
    ---------------                             ------------
                                                (In thousands)

    Three months or less . . . . . . . . . . . .$    611
    Over three through six months . . . . .. . .     203
    Over six through 12 months . . . . . . . . .   1,537
    Over 12 months . . . . . . . . . . . . . . .   1,135
                                                 --------
        Total. . . . . . . . . . . . . . . . . . $  3,486
                                                 ========


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

        Management considers its market area for gathering deposits to be Garrard and Jessamine Counties in Kentucky. The Bank estimates that it competes with two banks for deposits and loans. Based on data provided by the FHLB, the Bank estimates that at June 30, 1998, the latest date for which information was available, it had 6.6% of deposits held by all banks and thrifts in its market area.

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

     TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings insti-tution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such insti-tution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered trans-action" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act of 1956, as amended ("BHCA") which also applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on condition that the customer obtain some additional services from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

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

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the institution qualifies as a QTL or as a "domestic building and loan association" under
Section 7701(a)(19) of the Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     The core capital, or "leverage ratio," requirement mandates that a savings institution maintain core capital equal to at least 3% of its adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited excep-tions to the reduction of intangible assets include permissible mortgage servicing rights, purchased credit card relationships, qualifying supervisory goodwill and certain intangible assets arising from prior regulatory accounting practices. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activi-ties not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institu-tions or their holding companies). At June 30, 1998, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings institution's investments in unconsoli-dated includable subsidiaries and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwith-drawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by that portion of the savings institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio and all equity investments, other than those deducted from core and tangible capital. At June 30, 1998, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

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

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at June 30, 1998.

                                                                          Percent of
                                                        Amount            Assets (1)
                                                        ------           -----------
                                                            (Dollars in thousands)
    Tangible capital . . . . . . . . . . . . .          $ 12,826             24.0%
    Tangible capital requirement . . . . . . .               800              1.5
                                                        --------             ----
       Excess (deficit). . . . . . . . . . . .          $ 12,026             22.5%
                                                        ========             ====

    Core capital (2) . . . . . . . . . . . . .          $ 12,826             24.0%
    Core capital requirement . . . . . . . . .             1,600              3.0
                                                        --------             ----
       Excess (deficit). . . . . . . . . . . .          $ 11,226             21.0%
                                                        ========             ====

    Risk-based capital . . . . . . . . . . . .          $ 13,026             38.0%
    Risk-based capital requirement . . . . . .             2,759              8.0
                                                        --------             ----
       Excess (deficit). . . . . . . . . . .            $ 10,276             30.0%
                                                        ========             ====



_______________
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations. The core requirement applicable to the Bank may increase to 4.0% or 5.0% if the OTS amends its capital regulations, as it has proposed, to conform to the more stringent leverage ratio adopted by the Office of the Comptroller of the Currency for national banks.


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

     In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure of interest rate risk, prepayment risk, credit risk and concentra-tion of credit risk and certain risks arising from non-traditional activities. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

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

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institu-tion depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervi-sory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

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

     The special assessment recapitalized the SAIF, and as a result, the FDIC lowered the SAIF deposit insurance assessment rates to zero for well capitalized institutions with the highest supervisory ratings and 0.31% of insured deposits for institu-
tions in the highest risk-based premium category.   Since the
BIF is above its designated reserve ratio of 1.25% of insured deposits, "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     RESTRICTIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution must give notice to the OTS at least 30 days before declaration of a proposed capital distribution to its holding company, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. A savings institution that has capital in excess of all regulatory capital requirements before and after a proposed capital distribution (a "Tier 1 Association") and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net income for the previous four quarters. Any additional capital distribu-tions would require prior OTS approval. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less
dividends already paid for such period.   A savings institution
that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distribu-tions without the prior approval of the OTS. Tier 1 Associa-tions that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank is authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Association. The Bank is a Tier 1 Association.

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

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. The Bank's ability to extend credit to its directors, executive officers, and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board thereunder. Among other things, these provisions require that an institu-tion's extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit under-writing procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the institution's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors.

TAXATION

     GENERAL. The Company and the Bank, together with the Bank's subsidiary, file a consolidated federal income tax return based on a fiscal year ending June 30. Consolidated returns have the effect of eliminating gain or loss on inter-company transactions and allowing companies included within the consolidated return to offset income against losses under certain circumstances.

     FEDERAL INCOME TAXATION. Savings institutions such as the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. However, institu-tions such as the Bank which meet certain definitional tests and other conditions prescribed by the Internal Revenue Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans", which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans is an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as 8% of a savings institution's taxable income, with certain adjustments. The Bank generally has elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

     RECAPTURE OF THE BAD DEBT RESERVE. To the extent (i) a savings institution's reserve for losses on qualifying real property loans under the percentage of income method exceeds the amount that would have been allowed under the experience method and (ii) a savings institution makes distributions to stock-holders (including distributions in redemption, dissolution or liquidation) that are considered to result in withdrawals from that excess bad debt reserve, then the amounts considered withdrawn will be included in the savings institution's taxable income. The amount that would be deemed withdrawn from such reserves upon such distribution and which would be subject to taxation at the savings institution level at the normal corporate tax rate would be an amount that, when reduced by taxes on such amount, would equal the amount actually distri-buted. Dividends paid out of a savings institution's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from its bad debt reserves to the extent of such earnings and profits. Dividends in excess of a savings institution's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation of a savings institution will be considered to come from its bad debt reserve.

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

                       PART II

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

     This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.

GENERAL

     First Lancaster Bancshares, Inc. (the "Company") was formed in 1996 and serves as the savings and loan holding company for First Lancaster Federal Savings Bank (the "Bank"), a federally chartered stock savings bank headquartered in Lancaster, Kentucky and that conducts the principal business of the Company. The Bank converted from a mutual savings bank to a stockholder-owned savings bank in June 1996. At the same time, it became a wholly owned subsidiary of the Company by selling its shares to the Company. The Company funded its purchase of the Bank's stock using most of the net proceeds from the Company's initial public offering of its common stock, which was consummated at the same time as the Bank's conversion. Prior to its acquisition of the Bank's stock, the Company had no material operations. All references in this discussion are to the consolidated operations of the Company and the Bank.

     The principal business of the Company consists of accepting deposits from the general public and investing these funds primarily in loans and, to a lesser extent, in investment securities and mortgage-backed securities. Loans are originated by the Company within its primary market of Garrard, Jessamine and Fayette counties located in central Kentucky and are comprised of single-family residential first mortgage loans and, to a lesser extent, single-family residential construction loans, nonresidential loans, loans secured by multi-family residential property and loans secured by deposits.

        The Company's net income is dependent primarily on its net interest income, which is the difference between the interest income it earns on its loans, investment securities and mortgage-backed securities and the interest it pays on the savings accounts and certificates of deposits and on the advances (i.e., borrowings) from the Federal Home Loan Bank of Cincinnati ("FHLB"). Net interest income is affected by (i) the rates of interest earned or paid by the Company and (ii) the volume of interest-earning assets and interest-bearing liabilities that flow through the Company. Rates of interest earned or paid is reflected in the Company's "interest rate spread," which is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities and is an indicator of the Company's profitability in its core banking business. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company's interest rate spread for the fiscal year ended June 30, 1998 was 2.91% as compared to 3.27% for fiscal year 1997. The volume of interest-earning assets and interest-bearing liabilities generally increases profitability of the Company to the extent such assets exceed such liabili-ties. The ratio of the Bank's average interest-earning assets to average interest-bearing liabilities was 135.54% for fiscal year 1998 as compared to 149.49% for fiscal year 1997.

     The overall operations of the Company are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending operations are influenced in particular by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit operations such as the amount of deposits and their related costs are influenced in particular by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Company's market area.

LIQUIDITY AND CAPITAL RESOURCES.

     LIQUIDITY. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances, maturities of deposits and timely satisfaction of other commitments.

     The Company's primary source of liquidity is dividends from the Bank, the payment of which is subject to regulatory limitations on capital distributions (such as dividends) and liquidity. Under capital distribution regulations, the Bank must provide notice to the OTS before making any distribution of its capital to its stockholder, the Company. Further, as a Tier 1 institution, which receives the most favorable treatment for capital distribution purposes under OTS regulations, any capital distribution by the Bank is limited to the greater of (i) 100% of its net earnings during a calendar year plus 50% of its "surplus capital ratio" (the excess capital over its capital requirements) determined as of the beginning of the calendar year, or (ii) 75% of its net earnings for the four quarters preceding the payment. The Bank's maximum aggregate amount of capital distributions that could be made based upon financial results for fiscal year 1998 was $5.6 million.

     The Bank generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of the Bank for June 1998 was 8.21%.

     The cash flows of the Bank, and therefore of the Company, that serves as the source of the Company's liquidity arise from operating, investing and financing activities. Cash generated from the Company's operating activities increased $1,209, or 0.2%, to $631,725 in fiscal year 1998 from $630,516 in fiscal year 1997. This increase is attributable to an increase in net income of $158,000 and a decrease in operating expense of $15,000 offset by an increase in the provision for loan losses of $76,000 and income taxes of $33,000. This increase was offset by changes in noncash operating activities as set forth in the Company's cash flow statement.

     Investing activities of the Company used more cash than they generated as the Bank pursued its strategy of investing excess funds in residential mortgage loans. The Company increased its net use of cash in investing activities by $2.8 million in fiscal year 1998 as compared to 1997, reflecting a $3.0 million net increase in the use of cash for loans receivable and the purchase of $341,400 of FHLB stock.

     Financing activities of the Company provided more cash than it used, and the amount of cash provided increased from the prior year. During fiscal year 1998, the net amount of cash generated by the Company's financing activities increased by $8.9 million as compared to fiscal year 1997. A principal component of this increase was an increase in FHLB advances of $7.0 million from fiscal year 1997. The amount of repayments to the FHLB increased by $2.0 million in fiscal year 1998 from fiscal year 1997. Cash used in financing activities also included purchases of treasury stock for $465,000 and payment of cash dividends of $446,000.

     The Company's use of FHLB advances reflects the flexibility in using advances with repayment terms that approximate the anticipated lifetimes of loans originated by the Company.
As of June 30, 1998, the Company had a borrowing capacity with the FHLB of $23.4 million, of which $13.5 million was outstanding. See Note 9 of the Company's Notes to Consolidated Financial Statements for more information on outstanding advances. This line is collateralized with non-delinquent single-family residential mortgage loans.

     The Company anticipates that it will have sufficient funds available, either from its operations or from outside funding sources, to satisfy its funding commitments. At June 30, 1998, the Company had outstanding commitments to originate loans totaling $1.2 million. Also at such date, the Company had certificates of deposit scheduled to mature within one year of June 30, 1998 totaling $13.9 million

     CAPITAL RESOURCES. The Company's capital position is reflected in its stockholders' equity, subject to certain adjustments for regulatory purposes. Stockholders' equity, or capital, is a measure of the Company's net worth, soundness and viability. The Company continues to exhibit a strong capital position, and its capital base allows it to take advantage of business opportunities while maintaining the level of resources deemed appropriate by management of the Company to address business risks inherent in the Company's daily operations.

     Stockholders' equity on June 30, 1998 was $13.6 million, a decrease of $4,000, or 0.03%, from June 30, 1997. The decrease in stockholders' equity reflects net income for fiscal year 1998 of $512,000 ($.58 per share), $465,000 purchase of treasury stock, $454,000 paid out in dividends, $196,000 in net unrealized gain for the year from the Company's available-for-sale securities and $100,000 in capital corresponding to the Bank's employee stock ownership plan, which acquired Common Stock in the Company's initial public offering, and $107,000 in capital corresponding to the Bank's Management Recognition Plan.

     Federal regulations impose minimum capital requirements on the Bank but not on savings and loan holding companies such as the Company. Among these requirements that apply to the Bank are risk-based capital regulations, which require all banks, including savings banks, to achieve and maintain specified ratios of capital to risk-weighted assets. The risk-based capital rules are designed to measure Tier 1 Capital (consisting of stockholders' equity, less goodwill) and Total Capital in relation to the credit risk of both on- and off-balance sheet items. Under the guidelines, one of four risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts. All banks, including savings banks, must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of Tier 1 Capital. For further information regarding minimum regulatory capital levels, see Note 10 of the Company's Notes to Consolidated Financial Statements. At June 30, 1998, the Bank satisfied all minimum regulatory capital requirements and was considered "well-capitalized" within the meaning of federal regulatory requirements.

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

     In accordance with the Company's interest rate risk policy, management has emphasized the origination of adjustable-rate mortgage loans with rate adjustments indexed to the one-year Treasury bill, adjusted for constant maturity, and has also used FHLB advances to better match maturities of funding sources with the terms of fixed-rate mortgage loans originated by the Bank. Management believes that this approach to loan originations allows the Bank to respond to customer demand while minimizing interest rate and credit risk and without any significant increase in operating expenses. At June 30, 1998, mortgage loans with adjustable rates represented 53.40% of the Company's mortgage loan portfolio. Approximately 98.0% of the Company's adjustable rate mortgage loans have an annual adjustment limitation of two percent and a lifetime limitation of five percent, and may not decline more than 1% below the initial interest rate (the "floor"). These limitations on rate adjustments may prevent the interest rates charged on loans from increasing at the same pace as the Company's cost of funds. However, some of the rates on adjustable-rate mortgages may already be at their lifetime floor, which would also restrict future downward adjustments and thereby eliminate the Company's interest rate risk associated with a declining interest rate environment.

     INTEREST RATE SENSITIVITY ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity "gap" is the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would be expected to adversely affect net interest income while a positive gap would be expected to result in an increase in net interest income. In contrast, during a period of declining interest rates, a negative gap would be expected to result in an increase in net interest income and a positive gap would be expected to adversely affect net interest income.

     At June 30, 1998, the Company's cumulative one-year interest rate gap position was a positive $7.4 million, or 14.4% of total interest-earning assets. A positive gap position indicates that the Company's net interest income would be expected to increase in a period of increasing interest rates and decrease in a period of decreasing interest rates. This is a one-day position which is continually changing and is not necessarily indicative of the Company's position at any other time. The Company's current one-year gap is within the guidelines established by management and approved by the Board of Directors. Management considers numerous factors when establishing these guidelines, including current interest rate margins, capital levels and any guidelines provided by the OTS.

     Different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, and thus changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. Additionally, the gap analysis does not consider the many factors accompanying interest rate moves. While the interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For instance, while the retention of adjustable-rate mortgage loans in the Company's portfolio helps reduce the Company's exposure to changes in interest rates, these types of loans may give rise to unquantifiable credit risks in a rising interest rate environment. As adjustable-rate loans reprice to higher interest rates and therefore require higher loan payments, they may become subject to a higher risk of default.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998 which are expected to mature or reprice in each of the time periods shown.

                                                  Expected to Mature During the Year Ended June 30,
                                      -----------------------------------------------------------------------------
                                      1999       2000      2001     2002    2003    Thereafter    Total  Fair Value
                                      ----       ----      ----     ----    ---------------------------------------
                                                                    (In thousands)
Interest-earning assets:
   Loans:
       Single-family . . . . . . .   $ 26,312  $ 1,122   $ 2,640   $  271   $  234   $  4,597    $ 35,176  $35,126
       Multi-family residential. .        875       --        --       20              1,058       1,953    1,949
       Construction. . . . . . . .      4,913       --       260       --                 34       5,207    5,181
       Nonresidential. . . . . . .      1,274    3,222         5       --       --        267       4,768    4,753
       Consumer. . . . . . . . . .        324       78        18       32       38                   490      523
   Interest bearing cash
     deposits in other financial
     institutions. . . . . . . . .      2,187       --                                          2,187    2,187
   Investment securities . . . . .      1,161                --               --         --       1,161    1,161
   Mortgage-backed securities. . .                 --         3       --        3        429         435      446
                                     --------  -------   -------   ------   ------   --------    --------  -------
      Total. . . . . . . . . . . .     37,046    4,422     2,926      323      275      6,385      51,377   51,326
                                     --------  -------   -------   ------   ------   --------    --------  -------

Interest-bearing liabilities:
   Deposits. . . . . . . . . . . .     17,636    5,360     1,931      177      313                25,417   25,643
   Borrowings. . . . . . . . . . .     12,033      536        38       42       45        767      13,461   13,390
                                     --------  -------   -------   ------   ------   --------    --------  -------
      Total. . . . . . . . . . . .     29,669    5,896     1,969      219      358        767      38,878   39,033
                                     --------  -------   -------   ------   ------   --------    --------  -------

Interest sensitivity gap . . . . .   $  7,377  $(1,474)  $   957   $  104   $  (83)  $  5,618    $ 12,499  $12,293
                                     ========  =======   =======   ======   ======   ========    ========  =======
Cumulative interest
     sensitivity gap . . . . . . .   $ 7,377   $ 5,903   $ 6,860   $6,964   $6,881   $ 12,499    $ 12,499  $12.293
                                     ========  =======   =======   ======   ======   ========    ========  =======
Ratio of interest-earning assets to
   interest-bearing liabilities. .     125.5%     75.0%    148.6%   147.5%    76.8%     832.5%      132.1%   131.5%
                                     ========  =======   =======   ======   ======   ========    ========  =======
Ratio of cumulative gap to total
   interest-earning assets . . . .      14.4%     11.5%     13.4%    13.6%    13.4%      24.3%       24.3%    24.0%
                                     ========  =======   =======   ======   ======   ========    ========  =======


     The preceding table was prepared based upon the assumption that loans will not be repaid before their respective contractual maturity except for adjustable-rate loans, which are classified based upon their next repricing date. Further, it is assumed that fixed-maturity deposits are not withdrawn prior to maturity and that other deposits are withdrawn or repriced within one year. Management of the Company does not believe that these assumptions will be materially different from its actual experience. However, the actual interest rate sensitivity of the Company's assets and liabilities could vary significantly from the information set forth in the table due to market and other factors.

     Certain shortcomings are inherent in the method of analysis presented setting forth the maturing and repricing of interest-earning assets and interest-bearing liabilities. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as an adjustable rate loan, which is the Company's primary loan product, may have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The analysis could also be affected by changes in the proportion of adjustable rate loans in the Company's portfolio. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the tables.
                             31

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

     The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

     The table also presents information for the periods indicated with respect to the difference between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                                                                             Year Ended June 30,
                                                     --------------------------------------------------------------
                                                                1998                              1997
                                                     -----------------------------    -----------------------------
                                                                           Average                          Average
                                                     Average               Yield/     Average                Yield/
                                                     Balance    Interest    Cost      Balance    Interest     Cost
                                                     -------    --------   ------     -------    --------    ------
                                                                          (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1). . . . . . . . . . . . .    $ 44,630    $  3,869    8.67%     $ 33,602   $  3,009     8.95%
   Investment securities . . . . . . . . . . . .          24           8   33.33            24         11    45.83
   Non-marketable equity securities. . . . . . .         588          41    6.97           332         22     6.63
   Mortgage-backed securities. . . . . . . . . .         487          37    7.60           501         40     7.98
   Other interest-bearing cash deposits. . . . .       1,549          80    5.16         2,998        156     5.20
                                                    --------    --------              --------   --------
      Total interest-earning assets. . . . . . .      47,278       4,035    8.53        37,457      3,238     8.64
Unrealized gains on securities available                        --------                         --------
  for sale . . . . . . . . . . . . . . . . . . .         961                               615
Non-interest-earning assets. . . . . . . . . . .       1,556                             1,017
                                                    --------                          --------
      Total assets . . . . . . . . . . . . . . .    $ 49,795                          $ 39,089
                                                    ========                          ========

Interest-bearing liabilities:
   Deposits. . . . . . . . . . . . . . . . . . .    $ 23,512    $  1,279    5.44      $ 22,203   $  1,151     5.18
   Borrowings. . . . . . . . . . . . . . . . . .      11,370         681    5.99         2,854        170     5.96
                                                    --------    --------              --------   --------
      Total interest-bearing liabilities . . . .      34,882       1,960    5.62        25,057      1,321     5.27
Non-interest-bearing liabilities . . . . . . . .         804    --------                   490    -------
                                                    --------                           -------
      Total liabilities. . . . . . . . . . . . .      35,686                            25,547
Retained earnings and capital. . . . . . . . . .      13,475                            13,136
Unrealized gain on securities available
  for sale . . . . . . . . . . . . . . . . . . .         634                               406
                                                     -------                            ------
      Total liabilities and
          stockholders' equity . . . . . . . . .    $ 49,795                          $ 39,089
                                                    ========                          ========

Net interest income. . . . . . . . . . . . . . .                $  2,075                          $  1,917
                                                                ========                          ========
Interest rate spread . . . . . . . . . . . . . .                            2.91%                             3.27%
                                                                          ======                            ======
Net yield on interest-earning assets . . . . . .                            4.39%                             5.12%
                                                                          ======                            ======
Ratio of average interest-earning assets
   to average interest-bearing liabilities . . . . . .                    135.54%                           149.49%
                                                                          ======                            ======

_____________________

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



                                                            Year Ended June 30,
                                                  ---------------------------------------
                                                      1998           vs.        1997
                                                  ----------------------------------------
                                                             Increase (Decrease)
                                                                   Due to
                                                  ---------------------------------------
                                                                          Rate/
                                                  Volume     Rate        Volume    Total
                                                  ------     ----        ------    ------
                                                               (In thousands)
Interest income:
  Loans receivable . . . . . . . . . .            $  988     $  (96)     $  (32)   $ 860
  Investment securities. . . . . . . . . . .          --         (3)          -       (3)
  Nonmarketable equity securities. . . . . .          17          1           1       19
  Mortgage-backed securities . . . . . . . .          (1)        (2)                 (3)
  Other (1). . . . . . . . . . . . . . . . .         (76)        (1)          1      (76)
                                                  ------     ------      ------    -----
       Total interest-earning assets . . . .         928       (101)        (30)     797
                                                  ------     ------      ------    -----

Interest expense:
  Deposits . . . . . . . . . . . . . . . . .          68         57           3      128
  Borrowings . . . . . . . . . . . . . . . .         507          1           3      511
                                                  ------     ------      ------    -----
       Total interest-bearing
          liabilities. . . . . . . . . . . .         575         58           6      639
                                                  ------     ------      ------    -----
Change in net interest income. . . . . . . .      $  353     $ (159)     $  (36)   $ 158
                                                  ======     ======      ======    =====

______________
(1) Consists of overnight deposits, and cash deposits with the FHLB.



CHANGES IN FINANCIAL CONDITION

     GENERAL. The Company's total assets increased $10.9 million, or 25.5%, from $42.8 million at June 30, 1997 to $53.7 million at June 30, 1998. The increase was primarily attri-butable to the increase in net loans receivable which was funded by the Company's increase in FHLB advances and by using cash deposited in savings accounts and certificates of deposit.

     SECURITIES. The Company invests to a limited extent in investment securities, including mortgage-backed securities. The Company's investment securities available for sale consist solely of stock in the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company's investment in FHLMC stock increased $298,000, or 34.5%, to $1.2 million at June 30, 1998 from
$864,000 at June 30, 1997. The increase in the Company's investment in FHLMC stock was due solely to the increase in market value of $298,000 during fiscal year 1998.

    The Company also holds investments in nonmarketable equity securities, which increased $382,600, or 111.6%, to $725,300 at June 30, 1998 from $342,700 at June 30, 1997. These securities are comprised of FHLB stock, the ownership of which is directly related to the amount of advances that may be obtained by the Company, and stock in the Company's third party data processor, the ownership of which is required as a condition to receive such service.

     Mortgage-backed securities of the Company decreased
$105,773, or 19.6%, to $434,635 at June 30, 1998 from $540,408 at June 30, 1997. The Company invests in mortgage-backed securities on an occasional basis to take advantage of favorable yields at desirable maturities if such characteristics may not be otherwise obtained through loan originations in the then-current interest rate environment.

       To minimize its credit risk, the Company limits its pur-chases to those mortgage-backed securities that are available through the purchase of pass-through certificates offered by the FHLMC and by the Government National Mortgage Association ("GNMA"). For the fiscal year ended June 30, 1998, the Company's average balance of mortgage-backed securities was $487,000. For more detailed information on mortgage-backed securities see Note 3 of the Company's Notes to Consolidated Financial Statements.

        LOANS. Loans represent the Company's largest component of interest-earning assets, providing 95.9% of interest income for the year ended June 30, 1998 compared to 92.9% for the year ended June 30, 1997. Total loans increased $9.3 million, or 24.3%, to $47.6 million at June 30, 1998 from $38.3 million at June 30, 1997. The Company's loans are predominantly to borrowers residing in or doing business in Garrard, Jessamine and Fayette counties, Kentucky.

     The increase in loans arose primarily from increases in the Company's origination of construction and single-family residential mortgage loans. Single-family residential mortgage loans are the Company's principal loan product, comprising 66.2% of its gross loan portfolio at June 30, 1998 and 73.4% at June 30, 1997. The amount of such loans increased $4.4 million, or 14.2%, to $35.4 million at June 30, 1998 from $31.0 million at June 30, 1997.

     This increase is attributable to the Company's emphasis on loan origination opportunities in Garrard, Jessamine and Fayette counties, Kentucky. The Company opened a loan production office in Jessamine county in fiscal year 1997 which has allowed the Company to establish a presence in a previously untapped market area. Management believes that loan growth reflects increased marketing efforts and favorable economic conditions in the Company's market area.

     Net construction loans increased $3.4 million, or 64.3%, to $5.2 million at June 30, 1998 from $2.8 million at June 30, 1997. This increase reflects the Company's focused sales efforts on construction loans, which are primarily used for the construction of single-family residences. Such loans generally have a term of six months and usually become single-family residential mortgage loans upon completion of construction.

     ALLOWANCE FOR LOAN LOSSES. In the normal course of its business, the Company must manage the risk that borrowers may default on their obligations to the Company. The allowance for loan losses is a reserve established and maintained by the Company to protect it against estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses (which is an expense on the income statement) and through recoveries of previously written-off loans and is decreased by charged-off loans. Management reviews the allowance at least quarterly to determine whether the level is adequate to absorb estimated losses.

    The allowance increased by $75,000, or 60.0%, to $200,000 at June 30, 1998 from $125,000 at June 30, 1997. This allowance comprised 0.42% of net loans receivable at June 30, 1998 as compared to 0.33% of net loans receivable at June 30, 1997. The increase in the allowance reflects the Company's provision for losses during fiscal year 1998 of $114,554, offset in part by loan charge-offs of $39,554 which were principally due to residential mortgage loans.

        DEPOSITS. The Company relies upon its deposit base as the primary source of funding for its operations. This deposit base, which is comprised of demand deposit accounts, NOW accounts and money market demand accounts ("MMDA"), and certificates of deposits, increased $3.3 million to $25.4 million at June 30, 1998 from $22.2 million at June 30, 1997. The average balance of deposits also increased during fiscal year 1998 to $23.5 million from $22.2 million during fiscal year 1997.

     The primary source of increase was the Company's time deposits which increased $2.6 million, or 13.6%, to $21.7 million at June 30, 1998 from $19.1 million at June 30, 1997. The Company has established rates of interest for its deposit products that management believes are sufficiently competitive to attract deposits from new and existing customers. For more detail about the Company's deposits, see Note 8 of the Company's Notes to the Consolidated Financial Statements.

        OTHER BORROWINGS. In addition to deposits, the Company utilizes advances from the FHLB to fund its operations. These advances increased $7.6 million, or 128.8%, to $13.5 million at June 30, 1998 from $5.9 million at June 30, 1997. During fiscal year 1998, the Company's average amount of advances was $11.4 million as compared to an average amount of $2.9 million during fiscal year 1997.

     Advances from the FHLB are usually fixed rate, with terms ranging from six months to twenty years, and are collateralized by performing loans of the Company with an aggregate unpaid principal balance equal to 150% of the outstanding advances. The Company increased its use of advances during fiscal year 1998 to help fund the Company's loan growth. Management anticipates that it will continue to rely upon such advances to fund current loans and to facilitate any asset growth.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30,
1998 AND 1997

     NET INCOME. Net income for fiscal year 1998 was $512,000, an increase of $64,000, or 14.3%, from fiscal year 1997. The increase in net income arose from a $157,000, or 8.2%, increase in net interest income. The increase in net interest income resulted principally from a 27.0% increase in interest-earning assets that reflects strong growth of the Company's loan production volume, offset by a decrease in the interest rate spread. The increase in net interest income was offset by an increase in the provision for loan loss, increased compensation and benefit expenses and increased legal, accounting and regulatory filing fees associated with the Company's status as a public company.

       NET INTEREST INCOME. Net interest income increased by $157,000, or 8.2%, to $2.1 million in fiscal year 1998 from $1.9 million in fiscal year 1997. The increase reflects a $9.8 million, or 26.2%, increase in average interest-earning assets, to $47.3 million in fiscal year 1998 from $37.5 million in fiscal year 1997. This increase was due to the increase in loans receivable and was funded by a $9.8 million increase in the Company's average interest-bearing liabilities to $34.9 million during fiscal year 1998 from $25.0 million during fiscal year 1997. The increase in average interest-bearing liabilities includes an increase in average deposits of $1.3 million, or 5.9%, to $23.5 million during fiscal year 1998 from $22.2 million for fiscal year 1997 and an increase in average borrowings of $8.5 million, or 298.4%, to $11.4 million during fiscal year 1998 from $2.9 million for fiscal year 1997.

        The Company's interest rate spread decreased to 2.91% for fiscal year 1998 from 3.27% for fiscal year 1997 as a result of an overall decline in the interest rate environment occurring in the Company's market area.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased $76,000, or 197.0%, to $115,000 in fiscal year 1998 from $39,000 in fiscal year 1997. The increase in the provision in fiscal year 1998 reflects the overall potential loss associated with increases in loan production volume and increases in construction type loans.

     OTHER EXPENSES. The Company's other expenses decreased $16,000, or 1.3%, to $1,166,000 in fiscal year 1998 from
$1,182,000 in fiscal year 1997. Although the Company's total other expenses are similar between fiscal years 1998 and 1997, a decrease in the one-time SAIF assessment was offset by increases in compensation and benefit expenses and higher legal, accounting and regulatory filing fees associated with the Company's status as a public company.

     PROVISION FOR INCOME TAXES.  Income tax expense was
$282,000 in fiscal year 1998, a $33,000, or 13.3%, increase from $249,000 in fiscal year 1997. The increase in the tax provision is associated with the Company's increased income for fiscal year 1998.

IMPACT OF INFLATION AND CHANGING PRICES

     The Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

FORWARD-LOOKING STATEMENTS

     When used in this Annual Report to Stockholders, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

IMPACT OF YEAR 2000 ISSUE

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

     All of the material data processing of the Company that could be affected by this problem is provided by a third party service bureau. The service bureau of the Company has advised the Company that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Company. In the event that the service bureau is unable to make the Company Year 2000 compliant by December 31,1998, the Company will seek out other third party data processing bureaus to prevent interruption of the Company's data processing. The Company has developed a contingency plan in the event there is an interruption of its on-line system, whereby transaction processing will be done in a store and forward mode for short-term interruptions, and for extended interruptions manual processing or the use of a local database will be used.

     The Company has also purchased a new teller computer network system, which is anticipated to be installed by October of 1998. Based upon preliminary analysis by the Company, the costs to purchase the computer network and for the services of the third party service bureau will not exceed $150,000.

IMPACT OF NEW ACCOUNTING STANDARDS

     Accounting for Earnings Per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("EPS"). This statement specifies the computation, presentation, and disclosure requirements for EPS. SFAS No. 128 is designated to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computa-tions include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 requires presentation of basic EPS amounts from income for continuing operations and net income on the face of the income statement for entities with simple capital structures and dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same. The statement also requires a reconciliation of the numerator and denominator used on computing basic and diluted EPS and is applicable to all entities with publicly held common stock or potential common stock. SFAS No. 128 was adopted as of January 1, 1998. The Company has restated the June 30, 1997 earnings per share computations in accordance with the provisions of SFAS No. 128.

     REPORT OF COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. If used with related disclosures and other information in the consolidated financial statements, the FASB believes that the information provided by reporting comprehensive income should help investors, creditors, and others in assessing an enterprise's activities and the timing and magnitude of its future cash flows. The statement requires that an enterprise classify items of other compre-hensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. This statement is effective for fiscal years beginning after December 31, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. The only transactions that meet the definition of comprehensive income for the Company include the unrealized gains on securities available for sale. These unrealized gains are currently reported separately in the equity section of the statement of financial condition. The Company adopted the provision of SFAS No. 130 on July 1, 1998.

     DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. The statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company does not anticipate that the adoption of SFAS No. 131 will have a material effect on the Company.

     EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company's management plans to adopt the appropriate provisions of the statements at January 1, 1999, and does not currently believe that the future adoption of this statement will have a material effect on the Company's financial position or operating results.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. On June 15, 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier appli-cations are permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Adoption of SFAS No. 133 is not expected to have a material financial statement impact on the Company.

The information contained in the section captioned "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Annual Report is incorporated herein by reference.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FIRST LANCASTER BANCSHARES, INC.


September 9, 1999        By:/s/ Virginia R. S. Stump
                            ----------------------------------
                            Virginia R. S. Stump
                            Chairman of the Board, President and
                            Chief Executive Officer
                            (Duly Authorized Representative)