Form 10KSB
period 1999-06-30
FIRST LANCASTER BANCSHARES INC
filed 1999-09-24
CIK 1010839

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the fiscal year ended June 30, 1999
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

                          Commission File No. 0-20899


                        FIRST LANCASTER BANCSHARES, INC.
                        --------------------------------
                 (Name of small business issuer in its charter)


                Delaware                                61-1297318
         ----------------------                   ----------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


     208 Lexington Street, Lancaster, Kentucky           40444-1131
     -----------------------------------------           ----------
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

Issuer's revenues for the fiscal year ended June 30, 1999:  $4,335,146

As of September 17, 1999, the aggregate market value of the 697,155 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $8.0 million based on the average bid and asked price of $11.51 per share of the registrant's Common Stock on September 17, 1999. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 17, 1999: 900,872

Transitional Small Business Disclosure Format   Yes      No   X
                                                    ---      ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1999 (Parts I and II)

     2. Portions of Proxy Statement for 1999 Annual Meeting of Stockholders (Part III)

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

     The principal business of the Bank consists of attracting deposits from the general public and investing these deposits in loans secured by first mortgages on single-family residences in the Bank's market area. The Bank derives its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed securities and investment securities and noninterest income. Funds for these activities are provided principally by operating revenues, deposits, repayments of outstanding loans and Federal Home Loan Bank ("FHLB") advances, to the extent necessary.

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

Proposed Regulatory and Legislative Changes

     Legislation has been reintroduced in the U.S. Congress which calls for the modernization of the banking system and which would significantly affect the operations and regulatory structure of the financial services industry, including savings institutions like the Bank. At this time, management does not know what form the final legislation might take, or if enacted into law, how the legislation would affect the Company's and Bank's business and operations and competitive environment. For additional information on the provisions of this legislation, see "Regulation of the Bank --Proposed Legislative and Regulatory Changes."

Lending Activities

     General. The Bank's loan portfolio totaled $46.2 million at June 30,1999, representing 87.6% of total assets at that date. It is the Bank's policy to concentrate its lending within its market area. At June 30, 1999, $34.7 million, or 70.8% of the Bank's gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include multi-family residential, commercial, construction and nonresidential loans, which amounted to $13.8 million, or 28.1% of the Bank's gross loan portfolio at June 30, 1999. To a lesser extent, the Bank originates consumer loans, which consists primarily of loans secured by deposits and vehicles. At June 30, 1999, consumer loans totaled $528,000, or 1.1% of the Bank's gross loan portfolio.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1999, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                                                At June 30,
                                               -------------------------------------------
                                                      1999                       1998
                                               ------------------          ---------------
                                                  Amount      %              Amount     %
                                               -----------  -----          ---------- -----
                                                            (Dollars in thousands)
Real estate loans:
 Single-family residential................      $34,707     70.8%           $35,422   66.2%
 Multi-family residential and commercial..        1,772      3.6              1,953    3.7
 Construction.............................        9,000     18.3             10,864   20.3
 Nonresidential (1).......................        3,035      6.2              4,768    8.9
                                                -------   ------            -------  -----
  Total real estate loans.................       48,514                      53,007   99.1

Consumer loans............................          528      1.1                490    0.9
                                                -------   ------            -------  -----
                                                 49,042    100.0%            53,497  100.0%
                                                          ======                     =====
Less:
 Loans in process.........................        2,228                       5,657
 Unearned loan origination fees...........           71                          47
 Allowance for loan losses................          551                         200
                                                -------                     -------
  Total...................................      $46,192                     $47,593
                                                =======                     =======

-------------------------

(1) Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property.

     Loan Maturity Schedule. The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.


                                                    Due after
                                   Due during       1 through      Due after
                                 the year ending  5 years after  5 years after
                                  June 30, 2000   June 30, 1999  June 30, 1999   Total
                                 ---------------  -------------  -------------  -------
                                                       (In thousands)
Single-family residential..          $ 1,106         $  821         $32,780     $34,707
Multi-family residential...            1,029             65             678       1,772
Construction...............            8,900             --             100       9,000
Nonresidential.............            1,338          1,257             440       3,035
Consumer...................              349            124              55         528
                                     -------         ------         -------     -------
     Total.................          $12,722         $2,267         $34,053     $49,042
                                     =======         ======         =======     =======

     The following table sets forth at June 30, 1999, the dollar amount of all loans which have predetermined interest rates and have floating or adjustable interest rates.

                                     Predetermined     Floating or
                                          Rate       Adjustable Rates
                                     -------------   ----------------
                                             (In thousands)

     Single-family residential..        $ 5,490          $29,217
     Multi-family residential...          1,307              465
     Construction...............          8,900              100
     Nonresidential.............          2,525              510
     Consumer...................            483               45
                                        -------          -------
         Total..................        $18,705          $30,337
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


                                     Year Ended June 30,
                                     -------------------
                                       1999       1998
                                     ---------  --------
                                        (In thousands)

Loans originated:
 Real estate loans:
   Single-family residential (1)..    $ 5,631   $ 8,457
   Construction (2)...............     10,597    13,976
   Nonresidential (3).............      1,531     4,619
 Consumer loans...................        333     1,029
                                      -------   -------
  Total loans originated..........    $18,092   $28,081
                                      =======   =======
-------------------------

(1)  Includes home equity loans.
(2)  Loans are generally for twelve months.
(3)  Includes loans secured by first liens on residential lots.


     The Bank's loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers and advertising, as well as walk-in customers. The Bank's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank's loan personnel. All of the Bank's loan personnel are salaried, and the Bank does not compensate loan personnel on a commission basis for loans originated. Loan applications are accepted at the Bank's offices.

     Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. All loans must be reviewed by the Bank's loan committee, which is comprised of President Stump, at least two outside directors and loan personnel. In addition, the full Board of Directors reviews and approves all loans on a monthly basis.

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

     The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. The Bank will make a single-family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 85% on such loans. For residential properties that are not owner-occupied, the Bank generally does not lend more
than 80% of the appraised value.   For construction loans, the Bank limits the
loan-to-value ratio to 85% if owner occupied. The Bank generally limits the loan-to-value ratio on multi-family residential or commercial real estate mortgage loans to 80%.

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus, including the loan loss allowance of the Bank. Under this general law, the Bank's loans to one borrower were limited to $2.0 million at June 30, 1999. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower to develop residential housing were limited to $4.0 million at June 30, 1999. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 1999, the Bank's largest lending relationship was a $1.4 million loan to develop property for single-family residences. The loan was current and performing in accordance with its terms at June 30, 1999.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At June 30, 1999, single-family residential mortgage loans, totaled approximately $34.7 million, or 70.8% of the Bank's gross loan portfolio. All loans originated by the Bank are maintained in its portfolio rather than sold in the secondary market.

     The Bank primarily originates residential mortgage loans with adjustable rates ("ARM's"). As of June 30, 1999, 84.2% of single-family mortgage loans in the Bank's loan portfolio carried adjustable rates. Such loans are primarily for terms of 30 years, although the Bank does occasionally originate ARM's for 20 year and 25 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once a year, with a maximum adjustment of 2% per adjustment period
and a maximum aggregate adjustment of 5% over the life of the loan.   Further,
the interest rates on such loans may not be decreased by more than 1% below the interest rate at which the loan was originated. Rate adjustments on the Bank's adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board, and the adjusted interest rate is equal to such Treasury rate plus 2.75% for owner occupied real estate and 3.75% for non-owner occupied real estate. The adjustable-rate mortgage loans offered by the Bank do not provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied.

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

     The Bank also originates, to a limited extent, fixed-rate loans for terms of 15 years to 30 years. In each case, such loans are secured by first mortgages on single-family, owner-occupied residential real property located in the Bank's market area. Because of the Bank's policy to mitigate its exposure to interest rate risk through the use of adjustable-rate rather than fixed-rate products, the Bank does not emphasize fixed-rate mortgage loans. At June 30, 1999, $18.7 million, or 38.1%, of the Bank's loan portfolio consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank relies upon Federal Home Loan Bank ("FHLB") advances with similar maturities to fund such loans. See "-- Deposit Activity and Other Sources of Funds -- Borrowings."

     At June 30, 1999, the Bank's loan portfolio included $9.0 million of loans secured by properties under construction, the majority of which are loans to qualified builders for the construction of one- to four-family residential housing located in established subdivisions in Garrard, Jessamine and Fayette Counties, Kentucky. Because such homes are intended for resale, such loans are generally not converted to permanent financing at the Bank. The Bank also engages in construction lending involving loans to individuals for construction of one- to four-family residential housing located within the Bank's market area, with such loans converting to permanent financing upon completion of construction. Such loans are generally made to individuals for construction primarily in established subdivisions within Garrard, Jessamine and Fayette Counties, Kentucky. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which period the borrower is required to make interest-only monthly payments. The permanent loans are typically 30-year ARM's, with the same terms and conditions otherwise offered by the Bank.
Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property and must execute a Construction Loan Agreement with the Bank.

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

     Multi-Family Residential and Commercial and Nonresidential Real Estate Lending. The Bank's multi-family residential loan portfolio generally consists of both fixed-rate and ARM loans secured by small (i.e., fewer than sixteen units) apartment buildings. Such loans currently range in size from $25,000 to $142,000. The Bank's real estate portfolio generally consists of fixed-rate or adjustable-rate loans secured by first mortgages on residential lots upon which single-family homes will be constructed or upon a business's building and real property. In each case, such property is located in Garrard, Jessamine and Fayette Counties, Kentucky. At June 30, 1999, the Bank had $1.8 million of multi-family residential and commercial real estate loans, which amounted to 3.6% of the Bank's gross loan portfolio at such date. The Bank's nonresidential loan portfolio consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property. At June 30, 1999, the Bank had approximately $3.0 million of such loans, which comprised 6.2% of its loan portfolio. Multi-family residential, commercial and nonresidential real estate loans are originated either on an adjustable-rate basis with terms of up to 20 years or on a fixed rate for a fifteen-year term and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

     Multi-family residential, commercial and nonresidential real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential, commercial and nonresidential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office, retail and residential space, and, as such, may generally be subject to a greater extent to adverse conditions in the economy. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It has been the Bank's policy to obtain annual financial statements of the business of the borrower or the project for which multi-family residential, commercial or nonresidential real estate loans are made.

     Consumer Lending. The majority of consumer loans currently in the Bank's loan portfolio consist of loans secured by savings deposits and vehicles. Such savings account loans may be made for up to 100% of the depositor's savings account balance. The interest rate is normally 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a semi-annual basis. At June 30, 1999, loans on deposit accounts totaled $179,000, or 0.4% of the Bank's gross loan portfolio. The remaining $349,000 in consumer loans includes loans secured mainly by vehicles.

     Loan Fees and Servicing. The Bank receives fees in connection with loan applications, late payments and for miscellaneous services related to its loans. The Bank also charges a fee on loan originations ranging from 0.5% to 1.0% of the principal balance. The Bank does not service loans for others.

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

                                                                    At June 30,
                                                             -----------------------
                                                               1999           1998
                                                            ---------       --------
                                                             (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
   Real estate:
      Single-family residential..........................    $  686          $ 480
      Construction (2)...................................       665             --
  Consumer...............................................         8             20
  Accruing loans which are contractually past due 90 days
   or as to which repayment is in doubt..................        --             88
                                                             ------          -----
      Total nonperforming loans..........................    $1,359          $ 588
                                                             ======          =====

  Percentage of real estate loans........................      2.80%          1.11%
                                                             ======          =====
  Other non-performing assets (3)........................    $  456          $ 270
                                                             ======          =====
-------------------------

(1) Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.
(2) The entire amount is for the construction loans to one borrower that became uncollectible in December 1998.
(3) Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at lower of book value or fair market value, less estimated costs to sell.

     For the year ended June 30, 1999, gross interest accrued but not recognized of approximately $74,000, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current.

     At June 30, 1999, nonaccrual loans consisted of 12 single-family residential real estate loans aggregating $686,000, three construction loans equalling $665,000 and one consumer loan totaling $8,000 and represented an increase of $771,000, or 131.0% from nonaccrual loans of $588,000 at June 30, 1998. At June 30, 1999, $456,000 of real estate acquired through foreclosure, consisting of one single-family residence, was held by the Bank.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 1999, the Bank had $489,000 in assets classified as special mention, $1.1 million in assets classified as substandard, no assets classified as doubtful and $235,000 in assets classified as loss. Special mention assets consist primarily of residential real estate loans secured by first mortgages. This classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan. Substandard assets are primarily residential real estate loans, the highest balance to a single borrower of which was $153,000 at June 30, 1999 and was secured by a single-family residence.

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

     The Bank's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and general economic conditions. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the bank would transfer the property to real estate acquired in settlement of loans initially at estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                               Year Ended June 30,
                                            ------------------------
                                                1999         1998
                                            ------------  ----------
                                             (Dollars in Thousands)

Balance at beginning of period..........        $ 200       $ 125
                                                -----       -----

Loans charged off:
   Real estate mortgage:
      Construction......................          150          40
                                                -----       -----
Total charge-offs.......................          150          40
                                                -----       -----

Recoveries..............................           --          --
Net loans charged off...................         (150)        (40)
Provision for loan losses...............          501         115
                                                -----       -----
Balance at end of period................        $ 551       $ 200
                                                =====       =====

Ratio of net charge-offs to average
   loans outstanding during the period..          .31%        .09%
                                                =====       =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                             At June 30,
                                       --------------------------------------------------------
                                                   1999                         1998
                                       ---------------------------  ---------------------------
                                                      Percent of                   Percent of
                                                    Loans in Each                 Loans in Each
                                                     Category to                   Category to
                                         Amount      Total Loans       Amount      Total Loans
                                       -----------  --------------  -------------  ------------
                                                         (Dollars in thousands)
Real estate - mortgage:
   Single-family residential.........     $ 236           70.8%         $  150         66.2%
   Multi-family residential..........        12            3.6              --          3.7
   Construction......................       279           18.3              50         20.3
   Nonresidential....................        21            6.2              --          8.9
   Consumer..........................         3            1.1              --          0.9
                                          -----                         ------
    Total allowance for loan losses..     $ 551                         $  200
                                          =====                         ======

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

     The Bank adopted SFAS No. 115 as of July 1, 1994. Pursuant to SFAS No. 115, the Bank has classified securities with an aggregate cost of $24,000 and an approximate market value of $1.4 million at June 30, 1999 as available for sale. Management of the Bank presently does not intend to sell such securities and, based on the Bank's current liquidity level and the Bank's access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Bank will be placed in a position of having to sell securities with material unrealized losses.

     Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The "held to maturity" investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics will be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

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

     The following table sets forth the carrying value of the Bank's investment securities at the dates indicated.

                                                  At June 30,
                                            ----------------------
                                              1999         1998
                                            --------     ---------
                                            (Dollars in thousands)
Securities available for sale:
   U.S. government and agency securities..    $1,431      $1,161
Securities held to maturity:
   Mortgage-backed securities.............       318         435
                                              ------      ------
      Total investment securities.........    $1,749      $1,596
                                              ======      ======


     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank's investment portfolio at June 30, 1999.



                              One Year or Less        One to Five Years      Five to Ten Years
                             -------------------     ------------------     -------------------
                              Carrying   Average     Carrying   Average     Carrying    Average
                               Value      Yield       Value     Yield        Value       Yield
                             -------   ---------     --------  --------     --------   --------
                                                  (Dollars in thousands)

Securities available for
 sale:
   U.S. government and
    agency securities......  $ 1,431  (1) 41.7%       $  --      --  %        $  --         -- %
Securities held to
 maturity:
   Mortgage-backed
    securities.............       --        --            3     8.5              11        8.5
                             -------                  -----                   -----
        Total..............  $ 1,431      41.7        $   3     8.5             $11        8.5
                             =======                  =====                   =====



                              More than Ten Years     Total Investment Portfolio
                             -------------------     ---------------------------
                              Carrying   Average     Carrying   Market   Average
                               Value      Yield       Value     Value     Yield
                             -------   ---------     --------  -------   -------
                                            (Dollars in thousands)
Securities available for
 sale:
   U.S. government and
    agency securities......    $  --       -- %       $1,431    $1,431    41.7% (1)
Securities held to
 maturity:
   Mortgage-backed
    securities.............      304      7.5            318       317     7.6
                             -------                  ------    ------
        Total..............     $304      7.5         $1,749    $1,748     9.9
                             =======                  ======    ======

__________
(1) Amortized cost of $24,000 and average yield is based on amortized cost.

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

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.


                                                  Year Ended June 30,
                                        --------------------------------------
                                               1999               1998
                                        ------------------  ------------------
                                        Average   Average   Average   Average
                                        Deposits    Rate    Deposits    Rate
                                        --------  --------  --------  --------
                                                (Dollars in thousands)
Non-interest bearing demand deposits..   $   356       --%   $   290      -- %
Savings deposits......................     3,260     3.23      3,127     3.27
Time deposits.........................    24,862     5.80     20,095     5.85
                                         -------             -------
     Total deposits...................   $28,478             $23,512
                                         =======             =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1999.

                                                  Certificates
          Maturity Period                         of Deposits
          ---------------                        --------------
                                                 (In thousands)

          Three months or less...........            $  912
          Over three through six months..               826
          Over six through 12 months.....             1,645
          Over 12 months.................             1,834
                                                     ------
             Total.......................            $5,217
                                                     ======


     Borrowings. Savings deposits historically have been the source of funds for the Bank's lending, investments and general activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB. The Bank must perform certain calculations, which are based on capital stock, mortgage assets, collateral, and total assets, to determine the amount the Bank may borrow. At June 30, 1999 the Bank may borrow approximately $15.2 million. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB of Cincinnati and first mortgage loans.

     As of June 30, 1999, the Bank had $8.8 million in advances outstanding. For further information, see Note 9 of Notes to Consolidated Financial Statements. Further asset growth may be funded through additional advances.

Subsidiary Activities

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1999, the Bank was authorized to invest up to approximately $1.6 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank has one subsidiary service corporation, First Lancaster Corporation, which it formed in 1978 to hold stock in Intrieve, Inc., a data processing service.

Market Area

     The Bank's market area for gathering deposits and making loans consists of Garrard, Fayette and Jessamine Counties, Kentucky, which are located around Lexington, Kentucky. The economy in the Bank's market area is based upon a variety of manufacturing and service industries within a one-hour drive from its office in Lancaster, Kentucky rather than a single large employer or a single industry. Such industries include an automobile and truck manufacturer, a computer printer manufacturer, an electrical equipment manufacturer, a printing company and a heating and air conditioning equipment manufacturer. Other significant employers include the Garrard County school system and the Christian Appalachian Project, a nonprofit organization with over 300 employees.

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

     Management considers its market area for gathering deposits to be Garrard and Jessamine Counties in Kentucky. The Bank estimates that it competes with two banks for deposits and loans. Based on data provided by the FHLB, the Bank estimates that at June 30, 1998, the latest date for which information was available, it had 6.6% of deposits held by all banks and thrifts in its market area, and 19.8% of deposits held by all banks and thrifts in Garrard County.

Employees

     As of June 30, 1999, the Bank had 12 full-time and 2 part-time employees.

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

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the institution qualifies as a QTL or as a "domestic building and loan association" under (S)7701(a)(19) of the Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of bank holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     Proposed Legislative and Regulatory Changes. The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. In January 1999 legislation restructuring the activities and regulations oversight of the financial services industry was reintroduced in both houses of the U.S. Congress. The stated purposes of the legislation are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition and would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, the legislation repeals the Glass-Steagall Act which prohibits banks from affiliating with securities firms and thereby allowing holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as a distributor for mutual funds. The legislation also removes the Bank Holding Company Act's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product, calls for a new regulatory framework for financial institutions and their holding companies and preserves the thrift charter and all existing thrift powers. In May 1999, the Senate passed a version of financial services modernization which differs from H.R. 10. In July 1999, the House passed H.R. 10, which will now go to the Senate to be reconciled with its version. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take and how it will affect the Company's and the Bank's business and operations and competitive environment.

     Capital Requirements. OTS capital adequacy regulations require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital equal to 4.0% (or 3% if the institution is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets.
In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated Composite 1 CAMELS under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action."

     The core capital, or "leverage ratio," requirement mandates that a savings institution maintain core capital equal to at least 4% of its adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the reduction of intangible assets include permissible mortgage servicing rights, purchased credit card relationships, qualifying supervisory goodwill and certain intangible assets arising from prior regulatory accounting practices. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 1999, the Bank had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances and up to 45% of unrealized gains in equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by that portion of the savings institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio and all equity investments, other than those deducted from core and tangible capital. At June 30, 1999, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

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

          The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at June 30, 1999.

                                                        Percent of
                                           Amount        Assets (1)
                                          ---------     ------------
                                           (Dollars in thousands)
        Tangible capital................    $12,263         24.0%
        Tangible capital requirement....        782          1.5
                                            -------         ----
           Excess (deficit).............    $11,481         22.5%
                                            =======         ====

        Core capital (2)................    $12,263         24.0%
        Core capital requirement........      2,086          4.0
                                            -------         ----
           Excess (deficit).............    $10,177         20.0%
                                            =======         ====

        Risk-based capital..............    $12,579         38.0%
        Risk-based capital requirement..      2,669          8.0
                                            -------         ----
           Excess (deficit).............    $ 9,910         30.0%
                                            =======         ====

-------------------------
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations. The core requirement applicable to the Bank may increase to 5.0% if the OTS amends its capital regulations, as it has proposed, to conform to the more stringent leverage ratio adopted by the Office of the Comptroller of the Currency for national banks.


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

     The federal banking agencies have also established Year 2000 readiness safety and soundness guidelines requiring all insured depository institutions to implement procedures by specified key dates to ensure the institution can continue business operations after January 1, 2000. Every institution must identify its internal and external "mission-critical" systems (i.e., those systems vital to the continuance of a core business activity) and develop a written plan establishing priorities, oversight and reasonable deadlines to complete the testing and renovation of mission-critical systems. In addition, an institution must prepare a written business resumption contingency plan that
(i) defines scenarios where mission-critical systems might fail, (ii) evaluates contingency options to keep business operations going, and (iii) provides for testing of the contingency plan by an independent party. Every depository institution must also identify among its customers those persons that represent a material risk to the institution in the event the customer is not Year 2000 compliant and implement appropriate risks controls to manage and mitigate the customer's Year 2000 risk to the institution. The federal banking agencies will examine the institution's overall progress in meeting the Year 2000 readiness guidelines. In the event an institution has failed to renovate its mission-critical systems or is not on schedule with key dates, the institution must draft a remediation contingency plan outlining alternative strategies to comply with the guidelines and locate available third party providers. The agencies, in their sole discretion, may take actions under the FDICIA, the safety and soundness guidelines or any other action available to them, including enforcement action, to ensure an institution's Year 2000 readiness. For additional information, see "Year 2000 Readiness Disclosure" in the Annual Report.

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1999 of $777,000. The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1999, the Bank had $731,000 in long-term advances and $8.1 million in short-term advances outstanding from the FHLB of Cincinnati.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transactions accounts of between $4.9 million and $46.5 million, plus 10% on the amount over $46.5 million. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1999, the Bank met its reserve requirements.

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

     Liquidity Requirements. The Bank generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) in each calendar quarter that is equal or greater than 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceding calendar quarter or on the average daily balance during the preceding quarter. The Bank also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of the Bank for June 30, 1999 was 6.75%.

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

     A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 1999, the Bank qualified as a QTL.

     Restrictions on Capital Distributions. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

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

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

     Legislation that is effective for tax years beginning after December 31, 1995 requires savings associations to recapture into taxable income the portion of the tax loan reserve that exceeds the 1987 tax loan loss reserve. All of the Bank's tax loan loss reserves at June 30, 1997 were pre-1987 loan loss reserves and therefore this provision should not affect future operations. The Bank is no longer allowed to use the reserve method for tax loan loss provisions, but is allowed to use either the experience method or the specific charge-off method of accounting for bad debts.

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


Item 2.  Description of Property
--------------------------------

         The Company's principal executive offices are located at 208 Lexington Street, Lancaster, Kentucky in facilities owned by the Bank. At June 30, 1999, the Company maintained a main office in Lancaster, Kentucky (located in Garrard County) and a loan production office in Nicholasville, Kentucky (located in Jessamine County). The Company owns its premises in Lancaster and leases the premises in Nicholasville. This expiration date on the lease was May 31, 1999. To date, the Company has not renewed the lease and is currently a month to month tenant, thereby giving them the opportunity to explore other office facilities in the area.

Item 3.  Legal Proceedings.
---------------------------

         From time to time, the Company and its subsidiary are parties to various legal proceedings incident to its business. At June 30, 1999, there were no legal proceedings that management anticipates would have a material adverse effect on the Company.


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


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Market and Dividend Information" in the Company's 1999 Annual Report to Stockholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.


Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


Item 7   Financial Statements
------------------------------

         The consolidated financial statements of the Company in the Annual Report are incorporated herein by reference.


Item 8.  Changes in and Disagreements With Accountants on Accounting and
-------  ---------------------------------------------------------------
Financial Disclosure
--------------------

         None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  -------------------------------------------------------------
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


Item 11.  Security Ownership of Certain Beneficial Owners
----------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners

          Information regarding this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

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


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

          The information required by this item is incorporated herein by reference to the section captioned "Proposal I --Election of Directors -- Transactions with Management" in the Proxy Statement.


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

          1.   Report of Independent Auditors.

          2. Consolidated Statements of Financial Condition as of June 30, 1999 and 1998.

          3. Consolidated Statements of Income for the Years Ended June 30, 1999 and 1998.

          4. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1999 and 1998.

          5. Consolidated Statements of Cash Flows for the Years Ended June 30, 1999 and 1998.

          6.  Notes to Consolidated Financial Statements

          (a)(2) Exhibits
                 --------

          The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.


  No.          Description
  ---          -----------
  3.1       Certificate of Incorporation of First Lancaster Bancshares, Inc.          *
  3.2       Bylaws of First Lancaster Bancshares, Inc.                                *
  4         Form of Common Stock Certificate of First Lancaster Bancshares, Inc.      *
 10.1       First Lancaster Bancshares, Inc. 1996 Stock Option and Incentive Plan     *
 10.2       First Lancaster Federal Savings Bank Management Recognition Plan          *
 10.3(a)    Employment Agreements by and between First Lancaster Federal Savings
              Bank and Virginia R. S. Stump                                           **
 10.3(b)    Employment Agreements by and between First Lancaster Bancshares, Inc.
              and Virginia R. S. Stump                                                **
 10.4       First Lancaster Federal Savings Bank Directors' Retirement Plan           *
 10.5       First Lancaster Federal Savings Bank Incentive Compensation Plan          *
 10.6       Supplemental Executive Retirement Agreements between First Lancaster
              Federal Savings Bank and Virginia R. S. Stump                           *
 13         Annual Report to Stockholders
 21         Subsidiaries of the Registrant
 23         Consent of Independent Auditors
 27         Financial Data Schedule
-------------------------
*    Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-2468).
**   Incorporated herein by reference from the Company's Annual Report on Form
     10-KSB for the fiscal year ended June 30, 1997.


     (b)  Reports on Form 8-K.  None.
          -------------------



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST LANCASTER BANCSHARES, INC.


September 24, 1999                   By: /s/ Virginia R. S. Stump
                                         ------------------------------------
                                         Virginia R. S. Stump
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Virginia R. S. Stump                        September 24, 1999
------------------------------------
Virginia R. S. Stump
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive, Financial and
Accounting Officer)


/s/ Tony A. Merida                             September 24, 1999
------------------------------------
Tony A. Merida
Vice Chairman of the Board and Executive
Vice President


/s/ David W. Gay                               September 24, 1999
------------------------------------
David W. Gay
Director


/s/ Jane G. Simpson                            September 24, 1999
------------------------------------
Jane G. Simpson
Director


/s/ Ronald L. Sutton                           September 24, 1999
------------------------------------
Ronald L. Sutton
Director


/s/ Jack C. Zanone                             September 24, 1999
------------------------------------
Jack C. Zanone
Director


/s/ Phyllis Swaffar                            September 24, 1999
------------------------------------
Phyllis Swaffar
Director

/s/ Jerry Purcell                              September 24, 1999
------------------------------------
Jerry Purcell
Director



