Form 10QSB
period 1999-09-30
FIRST LANCASTER BANCSHARES INC
filed 1999-11-17
CIK 1010839

            U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549
                             FORM 10-QSB
(Mark One)

[*] Quarterly Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended
    September 30, 1999.
[ ] Transition Report Under Section 13 or 15(d) of the Exchange
    Act for the transition period  from ____ to ____

Commission File Number 0-20899

              FIRST LANCASTER BANCSHARES, INC.
----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                  61-1297318
-------------------------------             --------------------
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)               Identification No.)

       208 Lexington Street, Lancaster, Kentucky 40444-1131
  ------------------------------------------------------------
              (Address of Principal Executive Offices)

                              (606) 792-3368
                 -------------------------------------
          Registrant's Telephone Number, Including Area Code

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X    No
                                                    ---      ---

As of November 17, 1999, the issuer had 893,872 shares of Common
Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
                       Yes     No   X
                           ---     ---

                          CONTENTS

PART 1.  FINANCIAL INFORMATION                              PAGE
         ----------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September
         30, 1999 (unaudited) and June 30, 1999               2

         Consolidated Statements of Income and
         Comprehensive Income for the Three Months Ended
         September 30, 1999 and 1998 (unaudited)              3

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1999 and 1998
         (unaudited)                                          4

         Notes to Consolidated Financial Statements         5-7

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                         8-11


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                  12

Item 2.   Changes in Securities and Use of Proceeds          12

Item 3.   Defaults Upon Senior Securities                    12

Item 4.   Submission of Matters to a Vote of Security
          Holders                                            12

Item 5.   Other Information                                  12

Item 6.   Exhibits and Reports on Form 8-K                   12

SIGNATURES                                                   13

EXHIBIT 27                                                   14

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30,   JUNE 30,
                                                            1999          1999
                                                        (Unaudited)
Cash                                                     $   668,657    $   474,513
Interest-bearing cash deposits in other depository
  institutions                                             1,550,892      2,231,109
Investment securities available-for-sale, at market
  value (amortized cost $24,158 at September 30, 1999
  and June 30, 1999)                                       1,282,944      1,430,976
Mortgage-backed securities, held to maturity                 296,106        318,160
Income tax receivable                                              -         33,727
Investments in nonmarketable equity securities, at cost      790,500        776,600
Loans receivable, net                                     45,855,118     46,192,315
Real estate acquired by foreclosure                          456,000        456,000
Accrued interest receivable                                  314,097        365,697
Office property and equipment, at cost, less
  accumulated depreciation                                   392,416        383,340
Other assets                                                  92,555         89,397
                                                         -----------    -----------
               Total assets                              $51,699,285    $52,751,834
                                                         ===========    ===========

                             LIABILITIES

Savings accounts and certificates                        $28,754,876    $29,653,246
Advance payments by borrowers for taxes and insurance         29,388         23,437
Accrued interest payable                                      45,018         42,007
Federal Home Loan Bank advances                            8,991,440      8,831,037
Accounts payable and other liabilities                       418,959        379,673
Income tax payable                                             1,588              -
Deferred income tax payable                                  225,524        241,079
                                                         -----------    -----------
               Total liabilities                          38,466,793     39,170,479
                                                         -----------    -----------
Common stock owned by ESOP subject to put option             352,801        310,614
                                                         -----------    -----------
               STOCKHOLDERS' EQUITY

Preferred stock, 500,000 shares authorized
Common stock, $.01 par value; 3,000,000 shares
  authorized; 821,754 and 833,755 shares issued
  and outstanding at September 30, 1999 and
  June 30, 1999, respectively                                  9,588          9,588
Additional paid-in capital                                 9,184,673      9,181,318
Treasury stock (88,160 and 73,410 shares at September
  30, 1999 and June 30, 1999, respectively)               (1,166,235)      (997,672)
Unearned employee stock ownership plan shares               (486,311)      (513,801)
Common stock owned by ESOP subject to put option            (352,801)      (310,614)
Accumulated comprehensive income                             830,799        928,500
Retained earnings, substantially restricted                4,859,978      4,973,422
                                                         -----------    -----------
               Total stockholders' equity                 12,879,691     13,270,741
                                                         -----------    -----------
               Total liabilities and stockholders'
                 equity                                  $51,699,285    $52,751,834
                                                         ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME for the three months ended September 30, 1999 and 1998
(Unaudited)

                                                             1999          1998
                                                          ----------   ------------
Interest on loans and mortgage-backed securities          $  965,193   $  1,061,393
Interest and dividends on investments and deposits in
  other depository institutions                               38,897         39,783
                                                          ----------   ------------
           Total interest income                           1,004,090      1,101,176
                                                          ----------   ------------
Interest on savings accounts and certificates                375,557        346,714
Interest on other borrowings                                 121,619        197,901
                                                          ----------   ------------
         Total interest expense                              497,176        544,615
                                                          ----------   ------------
         Net interest income                                 506,914        556,561

Provision for loan losses                                     10,000           -
                                                          ----------   ------------
         Net interest income after provision for loan
           losses                                            496,914        556,561
                                                          ----------   ------------

Non-interest income:
 Service charges and fees                                      9,951          3,221
 Gain on real estate acquired by foreclosure                      -           3,152
 Other                                                         1,138          6,344
                                                          ----------   ------------
         Total non-interest income                            11,089         12,717

Non-interest expenses:
  Compensation                                                96,577        108,652
  Employee retirement and other benefits                      64,799         91,829
  State franchise taxes                                       13,725         10,154
  SAIF deposit insurance premium                              10,207         12,885
  Loss on real estate acquired by foreclosure                  7,626         12,553
  Occupancy expense                                           17,857         21,656
  Data processing                                             16,708         18,277
  Other                                                       73,338         68,419
                                                          ----------   ------------
         Total non-interest expenses                         300,837        344,425
                                                          ----------   ------------
         Income before income taxes                          207,166        224,853

Provision for income taxes                                    70,092         79,208
                                                          ----------   ------------
         Net income                                          137,074        145,645

Other comprehensive income (loss), net of income tax:

     Unrealized gain (loss) on securities available for
       sale arising in period                                (97,701)        41,726
                                                          ----------   ------------
                       Comprehensive income               $   39,373   $    187,371
                                                          ==========   ============
Weighted shares outstanding for basic earnings
   per share                                                 832,882        870,043
Basic earnings per share                                  $     0.16   $       0.17
Weighted shares outstanding for diluted earnings
   per share                                                 845,005        884,990
Diluted earnings per share                                $     0.16   $       0.16

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 1999 and 1998
(Unaudited)

                                                            1999          1998
                                                          -----------  ------------
Cash flows from operating activities:
  Net income                                              $   137,074   $   145,645

  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation                                                8,359         7,071
    Provision for loan losses                                  10,000            -
    Stock dividend, Federal Home Loan Bank stock              (13,900)           -
    Deferred income taxes                                      34,776       (20,393)
    Net loan origination fees                                  (6,140)       15,111
    Employee Stock Ownership Plan benefit expense              20,248        35,404
    Management Retirement Plan benefit expense                 27,053        26,307
    Loss on sale of real estate acquired by foreclosure            -          9,401
    Change in assets and liabilities:
        Accrued interest receivable                            51,600        20,876
        Other assets                                           (3,158)       (7,785)
        Accrued interest payable                                3,011        (1,332)
        Accounts payable and other liabilities                 26,679        38,592
        Income tax payable                                     35,315        94,786
                                                          -----------   -----------
            Net cash provided by operating activities         330,917       363,683
                                                          -----------  ------------
Cash flows from investing activities:
  Proceeds from sale of real estate acquired by
    foreclosure                                                    -        396,000
  Purchase of property and equipment                          (17,435)       (9,768)
  Mortgage-backed securities principal repayments              22,054        33,947
  Net decrease (increase) in loans receivable                 333,337    (1,458,425)
                                                          -----------   -----------
            Net cash provided by (used in)investing
              activities                                      337,956    (1,038,246)
                                                          -----------   -----------
Cash flows from financing activities:
  Net (decrease) increase in savings accounts and
    certificates                                             (898,370)    1,460,201
  Net increase in advance payments by borrowers for
    taxes and insurance                                         5,951         3,500
  Purchase of treasury stock                                 (172,500)     (112,957)
  Dividends paid                                             (250,430)     (259,612)
  Federal Home Loan Bank advances                             662,500     2,500,000
  Federal Home Loan Bank advances principal repayments       (502,097)   (2,508,044)
                                                          -----------   -----------
            Net cash (used in) provided by financing
              activities                                   (1,154,946)    1,083,088
                                                          -----------   -----------
            Net (decrease) increase in cash and cash
              equivalents                                    (486,073)      408,525

Cash and cash equivalents at beginning of period            2,705,622     2,703,120
                                                          -----------   -----------
Cash and cash equivalents at end of period                $ 2,219,549   $ 3,111,645
                                                          ===========   ===========

Supplemental disclosure of non-cash investing and
financing activities:
  Unrealized (loss) gain on securities available for
    sale, net of deferred tax (benefit) liability of
    ($50,331) and $21,495 at September 30, 1999 and
    1998, respectively                                    $   (97,701)  $    41,726
  Renewed Federal Home Loan Bank advances                 $ 2,250,000   $        -

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL:

    The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal, recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1999.

2.  INVESTMENT SECURITIES:

    Investment securities are summarized as follows:

                                                  GROSS        GROSS      ESTIMATED
                                    AMORTIZED   UNREALIZED   UNREALIZED    MARKET
         SEPTEMBER 30, 1999            COST       GAINS        LOSSES      VALUE
                                    ---------   ----------   ----------  ----------
Available-for-Sale Equity Securities:
  Federal Home Loan Mortgage
    Corporation Common stock -
    24,672 shares                    $24,158    $1,582,606    $(323,820) $1,282,944
                                     =======    ==========    =========  ==========
         JUNE 30, 1999

Available-for-Sale Equity Securities:
  Federal Home Loan Mortgage
    Corporation Common stock -
    24,672 shares                    $24,158    $1,582,606    $(175,788) $1,430,976
                                     =======    ==========    =========  ==========

3. ALLOWANCE FOR LOAN LOSSES:

   An analysis of the changes in the loan loss allowance for the three months ended September 30 follows:

                                        THREE MONTHS ENDED
                                        1999          1998
                                        ----          ----
Balance at beginning of period          $ 551,000     $200,000
Provision charged to operations            10,000         -
Loans charged off                        (120,000)        -
                                        ---------     --------
Balance at end of period                $ 441,000     $200,000
                                        =========     ========

The significant increase in the allowance for loan losses relates primarily to a specific group of construction loans to one borrower, which became doubtful for collection in December, 1998. Nonaccrual loans amounted to $1,130,284 and $510,678 at September 30, 1999 and 1998, respectively.

4.  FEDERAL HOME LOAN BANK ADVANCES:

    Federal Home Loan Bank advances at September 30, 1999 and
    June 30, 1999 are as follows:

                                    SEPTEMBER 30,     JUNE 30,
                                        1999           1999
DATE OF                             -------------   -----------  INTEREST
ISSUE         YEAR OF MATURITY        AMOUNT          AMOUNT       RATE
1/31/95           1/30/15               650,000         650,000    5.01
3/25/97           3/24/00               500,000         500,000    6.75
1/28/98           2/01/08                79,270          81,037    6.37
7/31/98           7/30/99                   -         1,000,000    5.80
8/14/98           8/13/99                   -           500,000    5.73
8/24/98           8/24/99                   -           250,000    5.69
8/25/98           8/24/99                   -           250,000    5.69
3/12/99           3/10/00               750,000         750,000    5.32
3/19/99           3/17/00               750,000         750,000    5.23
3/24/99           9/20/99                   -           500,000    5.07
3/25/99           3/24/00             2,000,000       2,000,000    5.33
4/23/99           4/21/00             1,000,000       1,000,000    5.29
6/24/99          10/22/99               600,000         600,000    5.37
7/02/99           8/01/19               162,170               -    6.55
7/30/99           7/28/00               500,000               -    5.96
8/13/99           8/11/00               500,000               -    6.18
8/24/99           8/24/00               500,000               -    6.06
9/07/99          11/05/99               250,000               -    5.54
9/20/99           9/20/00               750,000               -    6.12
                                     ----------      ----------
                                     $8,991,440      $8,831,037
                                     ==========      ==========

5.  LINE OF CREDIT:

    On March 5, 1999, First Lancaster Bancshares, Inc. entered into a line of credit for $2.5 million with an interest rate of prime less 1/2 percent. Any outstanding balance on this line of credit is collateralized by 100% of the Bank's stock. As of September 30, 1999, there is no outstanding balance.

6.  RECLASSIFICATIONS:

    Certain presentation of accounts previously reported have been reclassified in these consolidated financial statements. Such reclassification had no effect on net income or stockholders' equity as previously reported.

7.  EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARDS:

    On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 (as revised by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarters subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions in SFAS No. 133. Adoption of SFAS No. 133 is not expected to have a material financial statement impact on the Company.

8.  EARNINGS PER SHARE:

                        For the three months ended September 30,1999  For the three months ended September 30, 1998
                        --------------------------------------------  ---------------------------------------------
                        Income           Shares            Per Share  Income            Shares            Per Share
                        (Numerator)      (Denominator)     Amount     (Numerator)       (Denominator)     Amount
Basic earnings per share
Income available to
  common shareholders     $137,074        832,882          $0.16      $145,645           870,043           $0.17

Effect of dilutive
  securities
Stock options                                  28                                              -
Management recognition
  plan                                     12,095                                         14,947

Diluted earnings per
  share
Income available to
  common shareholders
  plus assumed
  conversions             $137,074        845,005          $0.16      $145,645           884,990           $0.16

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

FORWARD-LOOKING STATEMENTS

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

The Company has installed a new teller computer network system which is Year 2000 compliant and has established a Year 2000 committee to monitor the progress of achieving and certifying overall Year 2000 compliance. Final validation testing with the Company's third party service bureau was completed in November, 1998, with favorable results showing that all transactions ran successfully in a Year 2000 sequence. The Company's third party service bureau converted from satellite communication to high speed land line communication on July 6, 1999. Year 2000 testing was successfully completed on this method of communication on October 24, 1999. The Company has developed a contingency plan in the event there is an interruption of its on-line system, whereby transaction processing will be done in a store and forward mode for short term interruptions, and for extended interruptions, manual processing or the use of a local database will be used. The main focus of the Company at this point is training employees on the contingency plan and customer awareness. Based upon preliminary analysis by the Company, the total costs of the new computer network system and for the services of the third party service bureau will not exceed $75,000 and the majority of these costs have been incurred as of September 30, 1999.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND JUNE
30, 1999

The Company's total assets decreased approximately $1.1 million, or 2.0%, from $52.8 million at June 30, 1999 to $51.7 million at September 30, 1999. This decrease was the combined result of
several decreases within assets.   Cash and interest bearing
cash deposits decreased $486,000, or 18.0%, from $2.7 million at June 30, 1999 to $2.2 million at September 30, 1999, primarily due to treasury stock repurchases, a $.30 dividend paid to shareholders in July 1999 and a decrease in certificates of
deposit.   Investment securities decreased $148,000 due to lower
market values. Net loans receivable decreased approximately $337,000, or .7%, from $46.2 million at June 30, 1999 to $45.9 million at September 30, 1999. This decrease was primarily due to a decrease of approximately $1.0 million in construction loans, which was caused by the continuing realignment of the loan portfolio that started in January 1999. The Company's total liabilities decreased approximately $704,000, or 1.8%, from $39.2 million at June 30, 1999 to $38.5 million at September 30, 1999. This decrease was primarily due to a decrease in certificates of deposit of approximately $1.0 million, or 4.0%, from $26.0 million at June 30, 1999 to $25.0 million at September 30, 1999, offset by a slight increase in Federal Home Loan Bank advances of $160,000, or 1.8%. During the three month period ended September 30, 1999 the Company acquired 15,000 common shares for a purchase price of $172,500. These purchases were part of the Company's 5% stock repurchase program that was announced July 9, 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998

NET INCOME/LOSS: The Company's net income decreased $9,000, or 5.9%, from $146,000 for the quarter ended September 30, 1998 to $137,000 for the quarter ended September 30, 1999. Income before income taxes decreased $18,000. This decrease was primarily due to the decrease in net interest income.

NET INTEREST INCOME: Net interest income decreased by $50,000, or 8.9%, from $556,000 for the quarter ended September 30, 1998 to $507,000 for the quarter ended September 30, 1999. This decrease was attributed to a decrease in interest income of $97,000, which was offset by a decrease in interest expense of $47,000. These decreases in interest income and expense were primarily caused by lower average loan volumes and lower average FHLB advances.

INTEREST INCOME: Total interest income decreased by $97,000, or 8.8%, to $1.0 million for the quarter ended September 30, 1999 from $1.1 million for the quarter ended September 30, 1998.
This decrease was primarily attributable to interest on loans. Interest on loans decreased by $96,000, or 9.1%, during the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998. Average interest bearing loans decreased from $48.3 million in the quarter ended September 30, 1998 to $45.5 million in the quarter ended September 30, 1999. The average effective interest rate earned on these loans also decreased approximately 25 basis points from the quarter ended September 30, 1998 to the quarter ended September 30, 1999.

INTEREST EXPENSE: Total interest expense decreased by $48,000, or 8.7%, to $497,000 for the quarter ended September 30, 1999 from $545,000 for the quarter ended September 30, 1998.
Interest on savings accounts and certificates increased by $29,000, or 8.3%, to $376,000 for the quarter ended September 30, 1999 from $347,000 for the quarter ended September 30, 1998 due to the increase in these deposits, primarily certificates, from an average of $22.4 million to $25.5 million for the quarters ended September 30, 1998 and 1999, respectively. This increase was offset by a $76,000 decrease in interest expense on other borrowings due to a decrease in the average balance of FHLB advances from $13.4 million to $8.7 million for the quarters ended September 30, 1998 and 1999, respectively. FHLB advances steadily decreased in the second half of fiscal year ended June 30 ,1999 as the Company's loan growth slowed, deposits grew and the excess cash resulting from this situation was directed toward repayment of these advances.

PROVISION FOR LOAN LOSSES: The Bank recognized loan loss provisions of $10,000 in the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998, when no provision for loan losses was recognized. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases and decreases in the overall loan balance. Management believes the allowance for loan losses as of September 30, 1999 was adequate to absorb any potential losses in the loan portfolio.

NON-INTEREST INCOME: Total non-interest income decreased approximately $2,000 from $13,000 for the quarter ended September 30, 1998 to $11,000 for the quarter ended September 30, 1999. This slight decrease was primarily due to decreases in gain on real estate acquired by foreclosure and other income offset by an increase in service charges and fees. In the second half of fiscal year June 30, 1999, management re-evaluated the Bank's fee structure in comparison with competitors and actual expenses incurred and added several service fees.

NON-INTEREST EXPENSE: Total non-interest expenses decreased by approximately $43,000, or 12.7%, from $344,000 for the quarter ended September 30, 1998 to $301,000 for the quarter ended September 30, 1999. This decrease was primarily attributable to decreases in compensation and employee benefits. Compensation decreased due to increasing deferred loan costs. Employee retirement and other benefits decreased due to the Directors' Retirement Plan being fully accrued for the three months ended September 30, 1999 and also due to a decrease in the ESOP expenses related to allocation of shares. These decreases were offset slightly by increases in state franchise taxes and other expenses.

INCOME TAX: The effective tax rates for the quarters ended September 30, 1999 and 1998 were 33.8% and 35.2%, respectively. The provision for income taxes decreased by $9,000, or 11.5%, from $79,000 for the quarter ended September 30, 1998 to $70,000 for the quarter ended September 30, 1999. The provision for income taxes decreased as a result of the decrease in income before taxes.

OTHER COMPREHENSIVE INCOME (LOSS): During the quarter ended September 30, 1999, there was an unrealized loss on securities
of $97,000, net of tax benefit.   This loss compares to an
unrealized gain on securities of $42,000, net of tax liability, for the quarter ended September 30, 1998. The current quarter's loss was due to the market price of available-for-sale securities decreasing at September 30, 1999 as compared to the market price at June 30, 1999.

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

On March 5, 1999, First Lancaster Bancshares, Inc. entered into a line of credit for $2.5 million to be used for general funding needs. As of September 30, 1999 there had been no draws on this line of credit.

The Bank is required to maintain an average daily balance of liquid assets (generally cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawal accounts plus short term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank is also required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily percentage of liquid assets for the quarter ended September 30, 1999 was 6.8%.

At September 30, 1999, the Company had outstanding commitments to originate first mortgage loans totalling $1.0 million. The
Company anticipates that it will have sufficient funds to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts and ratios of capital. At September 30, 1999, the Bank met all capital adequacy requirements to which it is subject.

PART II        OTHER INFORMATION

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

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibit is filed herewith:

              Exhibit 27     Financial Data Schedule

          (b) During the quarter ended September 30, 1999, the Company filed two Current Reports on Form 8-K. In the Current Report of Form 8-K, dated July 16, 1999, the Company reported under Item 5 that it was commencing a stock repurchase program to acquire up to 45,544 shares of its common stock, representing approximately 5% of the outstanding common stock. Additionally, the Company announced its semi-annual cash dividend of $.30 per share to be paid on July 30, 1999, to shareholders of record as of July 16, 1999. In the Current Report on Form 8-K, dated September 9, 1999, the Company reported under Item 5 the restatement of certain operating ratios for the fiscal year ended June 30, 1998.

                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST LANCASTER BANCSHARES, INC.

Date: November 17, 1999    /s/ Virginia R.S. Stump
                           --------------------------------
                           Virginia R.S. Stump
                           President and Chief Executive Officer
                           (Principal Executive Officer)


Date: November 17, 1999    /s/ Julia G. Taylor
                           --------------------------------
                           Julia G. Taylor, CPA
                           Comptroller
                           (Principal Financial Officer)