Form 10QSB
period 1999-12-31
FIRST LANCASTER BANCSHARES INC
filed 2000-02-11
CIK 1010839

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)



[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.

[_] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____



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
Yes  X    No
   -----     -----



As of February 11, 2000, the issuer had 867,947 shares of Common Stock issued and outstanding.



           Transitional Small Business Disclosure Format (check one):

                             Yes         No X
                                 ---       ---

                                    CONTENTS


PART 1.  FINANCIAL INFORMATION                                                          PAGE
         ---------------------                                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1999 (unaudited)
         and June 30, 1999                                                                2

         Consolidated Statements of Income and Comprehensive Income for the Three
         Months and Six Months Ended December 31, 1999 and 1998 (unaudited)               3

         Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 1999 and 1998 (unaudited)                                     4

         Notes to Consolidated Financial Statements                                      5-7

Item 2.  Management's Discussion and Analysis or Plan of Operation                      8-13




PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings                                                               14

Item 2.  Changes in Securities and Use of Proceeds                                       14

Item 3.  Defaults Upon Senior Securities                                                 14

Item 4.  Submission of Matters to a Vote of Security Holders                             14

Item 5.  Other Information                                                               14

Item 6.  Exhibits and Reports on Form 8-K                                                14

SIGNATURES                                                                               15

EXHIBIT 27                                                                               16

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets

                                        ASSETS                                      December 31,            June 30,
                                                                                        1999                  1999
                                                                                    (Unaudited)
Cash                                                                               $    997,797           $    474,513
Interest-bearing cash deposits in other depository institutions                       1,662,362              2,231,109
Investment securities available-for-sale, at market value (amortized cost
        $24,158 at December 31, 1999 and June 30, 1999)                               1,161,126              1,430,976
Mortgage-backed securities, held to maturity                                            282,455                318,160
Income tax receivable                                                                    64,395                 33,727
Investments in nonmarketable equity securities, at cost                                 804,100                776,600
Loans receivable, net                                                                49,379,160             46,192,315
Real estate acquired by foreclosure                                                     520,000                456,000
Accrued interest receivable                                                             311,898                365,697
Office property and equipment, at cost, less accumulated depreciation                   409,800                383,340
Other assets                                                                             78,382                 89,397
                                                                                   ------------           ------------

                    Total assets                                                   $ 55,671,475           $ 52,751,834
                                                                                   ============           ============

                                      LIABILITIES

Savings accounts and certificates                                                  $ 28,505,329           $ 29,653,246
Advance payments by borrowers for taxes and insurance                                    14,040                 23,437
Accrued interest payable                                                                 64,205                 42,007
Federal Home Loan Bank advances                                                      13,389,146              8,831,037
Accounts payable and other liabilities                                                  456,026                379,673
Deferred income tax payable                                                             189,012                241,079
                                                                                   ------------           ------------

                 Total liabilities                                                   42,617,758             39,170,479
                                                                                   ------------           ------------

Common stock owned by ESOP subject to put option                                        516,304                310,614
                                                                                   ------------           ------------

                                 STOCKHOLDERS' EQUITY

Preferred stock, 500,000 shares authorized
Common stock, $.01 par value; 3,000,000 shares authorized;
        804,304 and 833,755 shares issued and outstanding at
        December 31, 1999 and June 30, 1999, respectively                                 9,588                  9,588
Additional paid-in capital                                                            9,189,060              9,181,318
Treasury stock (108,360 and 73,410 shares at December 31, 1999
           and June 30, 1999, respectively)                                          (1,412,615)              (997,672)
Unearned employee stock ownership plan shares                                          (458,811)              (513,801)
Common stock owned by ESOP subject to put option                                       (516,304)              (310,614)
Accumulated comprehensive income                                                        750,399                928,500
Retained earnings, substantially restricted                                           4,976,096              4,973,422
                                                                                   ------------           ------------

                 Total stockholders' equity                                          12,537,413             13,270,741
                                                                                   ------------           ------------

                 Total liabilities and stockholders' equity                        $ 55,671,475           $ 52,751,834
                                                                                   ============           ============

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income for the three months and six months ended December 31, 1999 and 1998 (Unaudited)

                                                                       Three Months Ended                 Six Months Ended
                                                                      1999            1998              1999             1998
Interest on loans and mortgage-backed securities                  $   966,175      $ 1,061,825      $ 1,931,368      $ 2,123,218
Interest and dividends on investments and deposits in
        other depository institutions                                  39,376           41,810           78,273           81,593
                                                                  -----------      -----------      -----------      -----------

                 Total interest income                              1,005,551        1,103,635        2,009,641        2,204,811
                                                                  -----------      -----------      -----------      -----------

Interest on savings accounts and certificates                         361,928          409,221          737,485          755,935
Interest on other borrowings                                          153,888          189,872          275,507          387,773
                                                                  -----------      -----------      -----------      -----------

                 Total interest expense                               515,816          599,093        1,012,992        1,143,708
                                                                  -----------      -----------      -----------      -----------

                 Net interest income                                  489,735          504,542          996,649        1,061,103

Provision for loan losses                                               5,000          435,000           15,000          435,000
                                                                  -----------      -----------      -----------      -----------

                 Net interest income after provision for loan
                       losses                                         484,735           69,542          981,649          626,103
                                                                  -----------      -----------      -----------      -----------

Non-interest income:
     Service charges and fees                                           9,269            2,987           19,219            6,208
     Gain on real estate acquired by foreclosure                           --            7,116               --           10,268
     Other                                                                661            1,404            1,800            7,748
                                                                  -----------      -----------      -----------      -----------

                Total non-interest income                               9,930           11,507           21,019           24,224

Non-interest expense:
     Compensation                                                      96,883          103,641          193,460          212,293
     Employee retirement and other benefits                            61,946           66,105          126,745          157,934
     State franchise taxes                                             13,725            6,646           27,450           16,800
     SAIF deposit insurance premium                                    10,217            3,690           20,424           16,575
     Loss on real estate acquired by foreclosure                       10,595            1,361           18,221           13,914
     Occupancy expense                                                 21,157           25,861           39,014           47,517
     Data processing                                                   16,976           18,276           33,684           36,553
     Other                                                             86,312           70,539          159,650          138,958
                                                                  -----------      -----------      -----------      -----------

                 Total non-interest expense                           317,811          296,119          618,648          640,544
                                                                  -----------      -----------      -----------      -----------

                 Income (loss) before income taxes                    176,854         (215,070)         384,020            9,783

Provision for income taxes                                             60,738          (70,503)         130,830            8,705
                                                                  -----------      -----------      -----------      -----------

                 Net income (loss)                                    116,116         (144,567)         253,190            1,078

Other comprehensive income (loss), net of income tax:

     Unrealized gain (loss) on securities available for sale
          arising in period                                           (80,400)         241,200         (178,101)         282,926
                                                                  -----------      -----------      -----------      -----------

                       Comprehensive income                       $    35,716      $    96,633      $    75,089      $   284,004
                                                                  ===========      ===========      ===========      ===========

Weighted shares outstanding for basic earnings (loss)
     per share                                                        820,271          858,211          826,259          863,698

Basic earnings (loss) per share                                   $      0.14      $     (0.17)     $      0.31      $        --

Weighted shares outstanding for diluted earnings (loss)
     per share                                                        832,679          873,250          838,522          878,668

Diluted earnings (loss) per share
                                                                  $      0.14      $     (0.17)     $      0.30      $        --

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
for the six months ended December 31, 1999 and 1998
(Unaudited)

                                                                                          1999             1998
                                                                                       ----------       ----------
Cash flows from operating activities:
     Net income                                                                       $   253,190      $     1,078
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                       18,882           20,927
        Provision for loan losses                                                          15,000          435,000
        Stock dividend, Federal Home Loan Bank stock                                      (27,500)         (13,000)
        Deferred income taxes                                                              39,682         (163,846)
        Net loan origination fees                                                            (425)          19,997
        Employee Stock Ownership Plan benefit expense                                      62,732           70,801
        Management Retirement Plan benefit expense                                         48,438           50,417
        Loss on sale of real estate acquired by foreclosure                                    --            9,401
        Change in assets and liabilities:
           Accrued interest receivable                                                     53,799            6,146
           Other assets                                                                    11,015           (2,551)
           Accrued interest payable                                                        22,198           (4,013)
           Accounts payable and other liabilities                                          31,767           48,800
           Income tax payable                                                             (30,668)            (997)
                                                                                      -----------      -----------

                 Net cash provided by operating activities                                498,110          478,160
                                                                                      -----------      -----------

Cash flows from investing activities:
     Proceeds from sale of real estate acquired by foreclosure                                 --          396,000
     Purchase of property and equipment                                                   (45,342)         (33,928)
     Mortgage-backed securities principal repayments                                       35,705           64,609
     Net increase in loans receivable                                                  (3,265,421)      (1,988,518)
                                                                                      -----------      -----------

                 Net cash used in investing activities                                 (3,275,058)      (1,561,837)
                                                                                      -----------      -----------

Cash flows from financing activities:
     Net (decrease) increase in savings accounts and certificates                      (1,147,917)       3,648,728
     Net decrease in advance payments by borrowers  for taxes and insurance                (9,397)         (17,288)
     Purchase of treasury stock                                                          (418,880)        (627,288)
     Dividends paid                                                                      (250,430)        (259,612)
     Federal Home Loan Bank advances                                                    5,563,000        2,500,000
     Federal Home Loan Bank advances principal repayments                              (1,004,891)      (3,311,062)
                                                                                      -----------      -----------

                 Net cash provided by financing activities                              2,731,485        1,933,478
                                                                                      -----------      -----------

                 Net (decrease) increase in cash and cash equivalents                     (45,463)         849,801

Cash and cash equivalents at beginning of period                                        2,705,622        2,703,120
                                                                                      -----------      -----------

Cash and cash equivalents at end of period                                            $ 2,660,159      $ 3,552,921
                                                                                      ===========      ===========

Supplemental disclosure of non-cash investing and financing activities:
     Unrealized (loss) gain on securities available for sale, net of deferred tax
        (benefit) liability of ($91,749) and $145,749 at December 31, 1999 and
        1998, respectively                                                            $  (178,101)     $   282,926
     Renewed Federal Home Loan Bank advances                                          $ 4,250,000      $        --
     Real estate acquired through foreclosure                                         $    64,000

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.    General:
       The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal, recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three months and six months ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1999.

 2.    Investment Securities:
       Investment securities are summarized as follows:

                                                                      Gross           Gross        Estimated
                                                     Amortized     Unrealized      Unrealized        Market
                     December 31, 1999                  Cost          Gains          Losses          Value
                                                     ---------     -----------     ----------      ---------
       Available-for-Sale Equity Securities:
          Federal Home Loan Mortgage Corporation
                Common stock - 24,672 shares         $   24,158     $1,582,606     $ (445,638)     $1,161,126
                                                     ==========     ==========     ==========      ==========

                       June 30, 1999

       Available-for-Sale Equity Securities:
          Federal Home Loan Mortgage Corporation
                Common stock - 24,672 shares         $   24,158     $1,582,606     $ (175,788)     $1,430,976
                                                     ==========     ==========     ==========      ==========

 3.    Allowance for Loan Losses:
       An analysis of the changes in the loan loss allowance for the three and six months ended December 31 follows:

                                              Three Months Ended             Six Months Ended
                                              1999           1998          1999           1998
                                           ---------      ---------     ---------      ---------
       Balance at beginning of period      $ 441,000      $ 200,000     $ 551,000      $ 200,000

       Provision charged to operations         5,000        435,000        15,000        435,000

       Loans charged off                     (10,568)            --      (130,568)            --
                                           ---------      ---------     ---------      ---------

       Balance at end of period            $ 435,432      $ 635,000     $ 435,432      $ 635,000
                                           =========      =========     =========      =========

       Nonaccrual loans amounted to $1,293,632 and $1,359,133 at December 31, 1999 and June 30, 1999, respectively.

4.   Federal Home Loan Bank Advances:

     Federal Home Loan Bank advances at December 31, 1999 and June 30, 1999 are as follows:


                                       December 31,       June 30,
                                          1999              1999
                                      -----------------------------
 Date of                                                               Interest
  Issue        Year of Maturity         Amount            Amount         Rate
 1/31/95            1/30/15             650,000           650,000         5.01
 3/25/97            3/24/00             500,000           500,000         6.75
 1/28/98            2/01/08              77,474            81,037         6.37
 7/31/98            7/30/99                 -           1,000,000         5.80
 8/14/98            8/13/99                 -             500,000         5.73
 8/24/98            8/24/99                 -             250,000         5.69
 8/25/98            8/24/99                 -             250,000         5.69
 3/12/99            3/10/00             750,000           750,000         5.32
 3/19/99            3/17/00             750,000           750,000         5.23
 3/24/99            9/20/99                 -             500,000         5.07
 3/25/99            3/24/00           2,000,000         2,000,000         5.33
 4/23/99            4/21/00           1,000,000         1,000,000         5.29
 6/24/99           10/22/99                 -             600,000         5.37
 7/02/99            8/01/19             161,172               -           6.55
 7/30/99            7/28/00             500,000               -           5.96
 8/13/99            8/11/00             500,000               -           6.18
 8/24/99            8/24/00             500,000               -           6.06
 9/20/99            9/20/00             750,000               -           6.12
10/08/99            1/10/00             250,000               -           6.00
11/08/99           12/01/04           1,000,000               -           6.50
11/19/99            5/17/00             350,000               -           5.93
12/20/99            1/01/03             811,000               -           6.93
12/20/99            1/01/05             514,500               -           7.08
12/20/99           12/20/00           1,175,000               -           6.59
12/21/99            6/16/00           1,150,000               -           6.25
                                    -----------       -----------
                                    $13,389,146       $ 8,831,037
                                    ===========        ===========

5.   Line of Credit:

     On March 5, 1999, First Lancaster Bancshares, Inc. entered into a line of credit for $2.5 million with an interest rate of prime less 1/2 percent. Any outstanding balance on this line of credit is collateralized by 100% of the Bank's stock. As of December 31, 1999, there is no outstanding balance.

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

8.   Earnings Per Share:


                                  For the three months ended December 31,  1999      For the three months ended December 31, 1998
                                  ---------------------------------------------      --------------------------------------------
                                   Income          Shares          Per Share         Income          Shares            Per Share
                                   (Numerator)     (Denominator)   Amount            (Numerator)     (Denominator)     Amount
Basic earnings per share
Income available to common
   shareholders                     $ 116,116         820,271       $   0.14          $(144,567)         858,211       $  (0.17)

Effect of dilutive securities
Stock options                                             101                                                  -
Management recognition plan                            12,307                                             15,039

Diluted earnings per share
Income available to common
   shareholders plus assumed
   conversions                      $ 116,116         832,679       $   0.14          $(144,567)         873,250       $  (0.17)

                                   For the six months ended December 31, 1999    For the six months ended December 31, 1998
                                   ------------------------------------------    ------------------------------------------
                                     Income           Shares       Per Share        Income         Shares       Per Share
                                   (Numerator)     (Denominator)     Amount       (Numerator)   (Denominator)     Amount
Basic earnings per share
Income available to common
    shareholders
                                    $ 253,190         826,259       $   0.31       $   1,078       863,698      $     --

Effect of dilutive securities
Stock options                                              77                                           --
Management recognition plan                            12,186                                       14,970

Diluted earnings per share
Income available to common
   shareholders plus assumed
    conversions
                                    $ 253,190         838,522       $   0.30       $   1,078       878,668      $     --

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

Year 2000 Readiness Disclosure

The following information constitutes "Year 2000 Readiness Disclosure" under the Year 2000 Readiness and Disclosure Act.

The Company's operations, like those of most financial institutions, are substantially dependent upon computer systems for day to day lending and deposit activities. The Company installed a new teller computer network system which is Year 2000 compliant and established a Year 2000 committee to monitor the progress of achieving and certifying overall Year 2000 compliance. The year 2000 committee successfully completed all phases of testing on October 24, 1999. The Company developed a contingency plan in the event there was an interruption of its on-line system, whereby transaction processing would have been done in a store and forward mode for short term interruptions, and for extended interruptions, manual processing or the use of a local database would have been used. The total costs of the new computer network system and year 2000 testing did not exceed $50,000 and the Company does not anticipate future costs of Year 2000 compliance in excess of $10,000. The Company believes that its policies, plans and actions are in compliance with the regulatory guidelines and milestone dates.

The Company did not experience any Year 2000 problems that adversely affected its ability to comply with customer obligations. Management believes the Company has had a very successful transition to the Year 2000. All estimates and benchmark dates were achieved with little or no deviations.

Comparison of Financial Condition at December 31, 1999 and June 30, 1999

The Company's total assets increased approximately $2.9 million, or 5.5%, from $52.8 million at June 30, 1999 to $55.7 million at December 31, 1999. This increase resulted from an increase of $3.2 million, or 6.9%, in net loans receivable offset slightly by a decrease of approximately $300,000, or 18.9%, in investment securities. The increase in net loans receivable is due to an increase of approximately $4.2 million in single family residential mortgages offset by a decrease of approximately $1.9 million in construction lending. The overall increase in loans is the result of the Company's continued focus on growth through loans and the decrease in construction lending is in accordance with the realignment of the loan portfolio which began in January 1999. Investment securities decreased due to lower market values. The Company's total liabilities increased approximately $3.4 million, or 8.7%, from $39.2 million at June 30, 1999 to $42.6 million at December 31, 1999. This increase was primarily due to an increase in Federal Home Loan Bank ("FHLB") advances of $4.6 million, or 51.6%, from $8.8 million at June 30, 1999 to $13.4 million at December 31, 1999, offset by a decrease in savings accounts and certificates of $1.2 million, or 3.9%, from 29.7 million at June 30, 1999 to $28.5 million at December 31, 1999. FHLB advances increased due to the increased need for cash to fund loan growth, customer deposit repayments and treasury stock repurchases. Certificates of deposit decreased primarily due to slightly higher interest rates being offered by local competitors from June through October. During the six-month period ended December 31, 1999 the Company acquired 35,200 common shares for a purchase price of $418,880. These purchases were part of the Company's 5% stock repurchase program that was announced July 9, 1999.

Comparison of Operating Results for the three months ended December 31, 1999 and 1998

Net Income/Loss: The Company's net income increased from a net loss of $145,000 for the quarter ended December 31, 1998 to net income of $116,000 for the quarter ended December 31, 1999. This increase was primarily due to the $430,000 decrease in the provision for loan losses from $435,000 for the quarter ended December 31, 1998 to $5,000 for the quarter ended December 31, 1999. This significant decrease in the loan loss provision was offset by a decrease in net interest income of $15,000, or 2.9%, and an increase in non-interest expenses of $22,000, or 7.3%.

Net Interest Income: Net interest income decreased by $15,000, or 2.9%, from $505,000 for the quarter ended December 31, 1998 to $490,000 for the quarter ended December 31, 1999. This decrease was attributed to a decrease in interest income of $98,000 offset by a decrease in interest expense of $83,000. These decreases in interest income and expense were primarily caused by lower average loan volumes, lower average FHLB advances and a decrease in the effective interest rates on certificates of deposits.

Interest Income: Total interest income decreased by $98,000, or 8.9%, to $1.0 million for the quarter ended December 31, 1999 from $1.1 million for the quarter ended December 31, 1998. This decrease was primarily attributable to interest on loans. Interest on loans decreased approximately

$93,000, or 8.8%, from the quarter ended December 31, 1998 to the quarter ended December 31, 1999. Average interest bearing loans decreased from $48.8 million for the quarter ended December 31, 1998 to $46.2 million for the quarter ended December 31, 1999, and the average effective interest rate earned on these loans decreased approximately 22 basis points from the quarter ended December 31, 1998 to the quarter ended December 31, 1999.

Interest Expense: Total interest expense decreased by $83,000, or 8.7%, to $516,000 for the quarter ended December 31, 1999 from $599,000 for the quarter ended December 31, 1998. Interest expense on savings accounts and certificates decreased $47,000, or 11.6%, and interest expense on other borrowings decreased $36,000, or 19.0%. The decrease in interest expense on savings accounts and certificates is primarily due to a decrease in the effective rate of interest paid on certificates of deposit. The average balance of certificates of deposit actually increased from $24.5 million for the quarter ended December 31, 1998 to $24.8 million for the quarter ended December 31, 1999; however, the effective rate decreased from approximately 6.0% for the quarter ended December 31, 1998 to 5.4% for the quarter ended December 31, 1999. Interest expense on other borrowings decreased due to the lower average balance of FHLB advances from $12.9 million to $11.3 million for the quarters ended December 31, 1998 and 1999, respectively.

Provision for Loan Losses: The Bank recognized loan loss provisions of $5,000 in the quarter ended December 31, 1999, as compared to $435,000 recognized in the quarter ended December 31, 1998. The significant provision recognized in December 1998 related primarily to a group of construction loans to one borrower which became doubtful for collection. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases and decreases in the overall loan balance. Management believes the allowance for loan losses as of December 31, 1999 was adequate to absorb any potential losses in the loan portfolio.

Non-Interest Income: Total non-interest income decreased approximately $2,000 from $12,000 for the quarter ended December 31, 1998 to $10,000 for the quarter ended December 31, 1999. This slight decrease was primarily due to decreases in gain on real estate acquired by foreclosure offset by an increase in service charges and fees. In the second half of fiscal year June 30, 1999, management re-evaluated the Bank's fee structure in comparison with competitors and actual expenses incurred and added several service fees.

Non-Interest Expense: Total non-interest expenses increased by approximately $22,000, or 7.3%, from $296,000 for the quarter ended December 31, 1998 to $318,000 for the quarter ended December 31, 1999. This increase was primarily attributable to increases in expenses for real estate acquired by foreclosure and other expenses. Expenses for real estate acquire by foreclosure increased approximately $9,000 and was due to there being no real estate held in the quarter ended December 31, 1998 compared to $520,000 held for most of the quarter ended December 31, 1999. Property taxes on these properties were the bulk of these expenses. Other expenses increased approximately $16,000 due to an increase in professional fees.

Income Tax: The provision for income taxes increased $130,000 from a tax benefit of $71,000 for the quarter ended December 31, 1998 to a tax expense of $61,000 for the quarter ended December 31, 1999. The provision for income taxes increased as a result of the increase in income before taxes. The effective tax rate for the quarter ended December 31, 1999 was 34.3%.

Other Comprehensive Income (Loss): During the quarter ended December 31, 1999, there was an unrealized loss on securities of $80,000, net of tax benefit. This loss compares to an unrealized gain on securities of $241,000, net of tax liability, for the quarter ended December 31, 1998. The current quarter's loss was due to the December 31, 1999 market price of available-for-sale securities declining below the market price at September 30, 1999.

Comparison of Operating Results for the six months ended December 31, 1999 and 1998

Net Income: The Company's net income increased $252,000 from $1,000 for the six months ended December 31, 1998 to $253,000 for the six months ended December 31, 1999. On a pre-tax basis, this increase was $374,000 and was primarily due to the $420,000 decrease in the provision for loan losses from $435,000 for the six months ended December 31, 1998 to $15,000 for the six months ended December 31, 1999. Non-interest expenses also decreased approximately $22,000, or 3.4%. These decreases in expenses were offset by a decrease in net interest income of approximately $64,000, or 6.1%.

Net Interest Income: Net interest income decreased by $64,000, or 6.1%, from $1.1 million for the six months ended December 31, 1998 to $997,000 for the six months ended December 31, 1999. This decrease was attributed to a decrease in interest income of $195,000 offset by a decrease in interest expense of $131,000. These decreases in interest income and expense were primarily caused by lower average loan volumes, lower average FHLB advances and a decrease in the effective interest rates on certificates of deposits.

Interest Income: Total interest income decreased by $195,000, or 8.9%, to $2.0 million for six months ended December 31, 1999 from $2.2 million for the six months ended December 31, 1998. This decrease was primarily attributable to interest on loans. Interest on loans decreased approximately $180,000, or 8.6%, from the six months ended December 31, 1998 to the six months ended December 31, 1999. Average interest bearing loans decreased from $48.4 million for the six months ended December 31, 1998 to $46.0 million for the six months ended December 31, 1999, and the average effective interest rate earned on these loans decreased approximately 24 basis points from the six months ended December 31, 1998 to the six months ended December 31, 1999.

Interest Expense: Total interest expense decreased by $131,000, or 11.4%, to $1.0 million for the six months ended December 31, 1999 from $1.1 million for the six months ended December 31, 1998. Interest expense on savings accounts and certificates decreased $18,000, or 2.4%, and interest expense on other borrowings decreased $112,000, or 29.0%. The decrease in interest expense on savings accounts and certificates is primarily due to a decrease in the effective rate of interest paid on certificates of deposit. The average balance of certificates of deposit actually increased from $27.2 million for the six months ended December 31, 1998 to $29.0 million for the six months ended December 31, 1999; however, the effective rate decreased from approximately 6.0% for the six months ended December 31, 1998 to 5.4% for the six months ended December 31, 1999. Interest expense on other borrowings decreased due to a lower average balance of FHLB advances from $13.2 million to $9.7 million for the six months ended December 31, 1998 and 1999, respectively.

Provision for Loan Losses: The Bank recognized loan loss provisions of $15,000 in the six months ended December 31, 1999, as compared to $435,000 in the six months ended December 31, 1998. The significant provision recognized in December 1998 related primarily to a group of construction loans to one borrower which became doubtful for collection. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases and decreases in the overall loan balance. Management believes the allowance for loan losses as of December 31, 1999 was adequate to absorb any potential losses in the loan portfolio.

Non-Interest Income: Total non-interest income decreased approximately $3,000 from $24,000 for the six months ended December 31, 1998 to $21,000 for the six months ended December 31, 1999. This slight decrease was primarily due to decreases in gain on real estate acquired by foreclosure and other income offset by an increase in service charges and fees. In the second half of fiscal year ending June 30, 1999, management re-evaluated the Bank's fee structure in comparison with competitors and actual expenses incurred and added several service fees.

Non-Interest Expense: Total non-interest expenses decreased by approximately $22,000, or 3.2%, from $641,000 for the six months ended December 31, 1998 to $619,000 for the six months ended December 31, 1999. This decrease was primarily attributable to decreases in compensation, employee benefits and occupancy offset by increases in state franchise taxes, expenses for real estate acquired through foreclosure and other expenses. Compensation has decreased due to increased deferred loan costs, benefit expenses have decreased due to lower expenses for the Management Recognition Plan and the Employee Stock Ownership Plan, and occupancy expenses decreased due to the write off of replaced teller terminals in November 1998. The increase in other expenses was primarily due to an increase in professional fees.

Income Tax: The effective tax rates for the six months ended December 31, 1999 and 1998 were 34.1% and 89%, respectively. The provision for income taxes increased $122,000 from $9,000 for the six months ended December 31, 1998 to $131,000 for the six months ended December 31, 1999. The provision for income taxes increased as a result of the increase in income before taxes. The effective rate was high for the six months ended December 31, 1998 due to the nondeductibility of the market value portion of certain ESOP expenses.

Other Comprehensive Income (Loss): During the six months ended December 31, 1999, there was an unrealized loss on securities of $178,000, net of tax benefit. This loss compares to an unrealized gain on securities of $283,000, net of tax liability, for the six months ended December 31, 1998. The current period's loss was due to the December 31, 1999 market price of available-for-sale securities declining below the market price at June 30, 1999.


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

On March 5, 1999, First Lancaster Bancshares, Inc. entered into a line of credit for $2.5 million to be used for general funding needs. As of December 31, 1999 there had been no draws on this line of credit.

The Bank is required to maintain an average daily balance of liquid assets (generally cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawal accounts plus short term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank is also required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily percentage of liquid assets for the quarter ended December 31, 1999 was 6.5%.

At December 31, 1999, the Company had no outstanding commitments to originate first mortgage loans. With the possibility of Year 2000 complications, the Company made efforts to complete originations on all loans before the calendar year end.

The Bank is required by federal regulations to maintain minimum amounts and ratios of capital. At December 31, 1999, the Bank met all capital adequacy requirements to which it is subject.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Stockholders was held on October 25, 1999. 741,144 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

           Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:

                                           Votes in Favor
           Nominee                          of Election     Votes Withheld
           -------                         --------------   --------------

           Ronald L. Sutton                   702,261           38,883
           Virginia R. S. Stump               702,261           38,883

           There were no broker nonvotes on the matter.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  The following exhibit is filed herewith:

                    Exhibit 27        Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST LANCASTER BANCSHARES, INC.

       Date: February 11, 2000         /s/ Virginia R.S. Stump
                                       -----------------------------------------
                                           Virginia R.S. Stump
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


       Date: February 11, 2000         /s/ Julia G. Taylor
                                       -----------------------------------------
                                           Julia G. Taylor, CPA
                                           Chief Financial Officer
                                           (Principal Financial Officer)