Form 10QSB
period 2000-03-31
FIRST LANCASTER BANCSHARES INC
filed 2000-05-08
CIK 1010839

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)



[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____
    -----


  As of May 8, 2000, the issuer had 840,328 shares of Common Stock issued and outstanding.

          Transitional Small Business Disclosure Format (check one):

                               Yes _____   No   X
                                              -----

                                   CONTENTS

PART 1.   FINANCIAL INFORMATION                                                                        PAGE
          ---------------------                                                                        ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2000 (unaudited)
          and June 30, 1999                                                                              2

          Consolidated Statements of Income and Comprehensive Income for the Three
          Months and Nine Months Ended March 31, 2000 and 1999 (unaudited)                               3

          Consolidated Statements of Cash Flows for the Nine Months
          Ended March 31, 2000 and 1999 (unaudited)                                                      4

          Notes to Consolidated Financial Statements                                                    5-8

Item 2.   Management's Discussion and Analysis or Plan of Operation                                    9-14




PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                                              15

Item 2.   Changes in Securities and Use of Proceeds                                                      15

Item 3.   Defaults Upon Senior Securities                                                                15

Item 4.   Submission of Matters to a Vote of Security Holders                                            15

Item 5.   Other Information                                                                              15

Item 6.   Exhibits and Reports on Form 8-K                                                               15

SIGNATURES                                                                                               16

EXHIBIT 27                                                                                               17

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets

                                        ASSETS                                                 March 31,           June 30,
                                                                                                  2000               1999
                                                                                              (Unaudited)
Cash                                                                                         $     548,492      $     474,513
Interest-bearing cash deposits in other depository institutions                                  1,599,815          2,231,109
Investment securities available-for-sale, at market value (amortized cost
        $24,158 at March 31, 2000 and June 30, 1999)                                             1,090,194          1,430,976
Mortgage-backed securities, held to maturity                                                       270,501            318,160
Income tax receivable                                                                              126,407             33,727
Investments in nonmarketable equity securities, at cost                                            817,800            776,600
Loans receivable, net                                                                           49,217,583         46,192,315
Real estate acquired by foreclosure                                                                902,333            456,000
Accrued interest receivable                                                                        308,940            365,697
Office property and equipment, at cost, less accumulated depreciation                              400,658            383,340
Other assets                                                                                        82,009             89,397
                                                                                             -------------      -------------

                    Total assets                                                             $  55,364,732      $  52,751,834
                                                                                             =============      =============

                                      LIABILITIES

Savings accounts and certificates                                                            $  28,958,365      $  29,653,246
Advance payments by borrowers for taxes and insurance                                               22,480             23,437
Accrued interest payable                                                                            72,461             42,007
Federal Home Loan Bank advances                                                                 13,105,728          8,831,037
Accounts payable and other liabilities                                                             400,497            379,673
Deferred income tax payable                                                                        217,764            241,079
                                                                                             -------------      -------------

                 Total liabilities                                                              42,777,295         39,170,479
                                                                                             -------------      -------------

Common stock owned by ESOP subject to put option                                                   539,132            310,614
                                                                                             -------------      -------------

                                 STOCKHOLDERS' EQUITY

Preferred stock, 500,000 shares authorized
Common stock, $.01 par value; 3,000,000 shares authorized;
        782,075 and 833,755 shares issued and outstanding at
        March 31, 2000 and June 30, 1999, respectively                                               9,588              9,588
Additional paid-in capital                                                                       9,197,508          9,181,318
Treasury stock (133,338 and 73,410 shares at March 31, 2000
        and June 30, 1999, respectively)                                                        (1,728,951)          (997,672)
Unearned employee stock ownership plan shares                                                     (431,321)          (513,801)
Common stock owned by ESOP subject to put option                                                  (539,132)          (310,614)
Accumulated comprehensive income                                                                   703,584            928,500
Retained earnings, substantially restricted                                                      4,837,029          4,973,422
                                                                                             -------------      -------------

                 Total stockholders' equity                                                     12,048,305         13,270,741
                                                                                             -------------      -------------

                 Total liabilities and stockholders' equity                                  $  55,364,732      $  52,751,834
                                                                                             =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended March 31, 2000 and 1999 (Unaudited)


                                                                     Three Months Ended          Nine Months Ended
                                                                    2000            1999         2000          1999
Interest on loans and mortgage-backed securities                  $1,073,772   $  1,051,340   $ 3,005,140  $ 3,174,558
Interest and dividends on investments and deposits in
     other depository institutions                                    40,681         41,635       118,953      123,228
                                                                  ----------   ------------   -----------  -----------

        Total interest income                                      1,114,453      1,092,975     3,124,093    3,297,786
                                                                  ----------   ------------   -----------  -----------

Interest on savings accounts and certificates                        377,530        401,064     1,115,015    1,156,999
Interest on other borrowings                                         198,997        160,036       474,504      547,809
                                                                  ----------   ------------   -----------  -----------

        Total interest expense                                       576,527        561,100     1,589,519    1,704,808
                                                                  ----------   ------------   -----------  -----------

        Net interest income                                          537,926        531,875     1,534,574    1,592,978

Provision for loan losses                                             20,000         66,000        35,000      501,000
                                                                  ----------   ------------   -----------  -----------

        Net interest income after provision for loan losses          517,926        465,875     1,499,574    1,091,978
                                                                  ----------   ------------   -----------  -----------

Non-interest income:
  Service charges and fees                                             7,223          3,045        26,443        9,253
  Gain on real estate acquired by foreclosure                              -              -             -       10,268
  Other                                                                1,184          1,002         2,985        8,750
                                                                  ----------   ------------   -----------  -----------

        Total non-interest income                                      8,407          4,047        29,428       28,271

Non-interest expense:
  Compensation                                                       131,074        111,135       324,534      323,428
  Employee retirement and other benefits                              74,818         62,414       201,563      220,348
  State franchise taxes                                               13,333         10,986        40,783       27,786
  SAIF deposit insurance premium                                      14,893         17,967        35,317       34,542
  Loss on real estate acquired by foreclosure                          9,050          4,150        27,271       18,064
  Occupancy expense                                                   22,318         28,017        61,332       75,534
  Data processing                                                     22,033         15,292        55,717       51,845
  Other                                                               67,856         37,394       227,506      176,352
                                                                  ----------   ------------   -----------  -----------

        Total non-interest expense                                   355,375        287,355       974,023      927,899
                                                                  ----------   ------------   -----------  -----------

        Income before income taxes                                   170,958        182,567       554,979      192,350

Provision for income taxes                                            61,007         64,511       191,838       73,216
                                                                  ----------   ------------   -----------  -----------

        Net income                                                   109,951        118,056       363,141      119,134

Other comprehensive income (loss), net of income tax:

  Unrealized gain (loss) on securities available for sale
     arising in period                                               (46,815)      (116,020)     (224,916)     166,906
                                                                  ----------   ------------   -----------  -----------

        Comprehensive income                                      $   63,136   $      2,036   $   138,225  $   286,040
                                                                  ==========   ============   ===========  ===========

Weighted shares outstanding for basic earnings per share             802,144        833,802       818,195      854,143

Basic earnings per share                                          $     0.14   $       0.14   $      0.44  $      0.14

Weighted shares outstanding for diluted earnings per share           812,132        846,146       829,541      868,059

Diluted earnings per share                                        $     0.14   $       0.14   $      0.44  $      0.14

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
for the nine months ended March 31, 2000 and 1999
(Unaudited)

                                                                                                2000               1999
                                                                                           --------------     ---------------
Cash flows from operating activities:
     Net income                                                                            $      363,141     $       119,134
     Adjustments to reconcile net income to net cash provided by operating
           Activities:
        Depreciation                                                                               29,624              28,642
        Provision for loan losses                                                                  35,000             501,000
        Stock dividend, Federal Home Loan Bank stock                                              (41,200)            (25,878)
        Deferred income taxes                                                                      92,551            (178,608)
        Net loan origination fees                                                                   3,400              24,418
        Employee Stock Ownership Plan benefit expense                                              98,670             106,575
        Management Retirement Plan benefit expense                                                 73,806              68,472
        Loss on sale of real estate acquired by foreclosure                                             -               9,401
        Loss on disposition of property and equipment                                                   -              10,336
        Change in assets and liabilities:
           Accrued interest receivable                                                             56,757              30,511
           Other assets                                                                             7,388               5,136
           Accrued interest payable                                                                30,454             (17,531)
           Accounts payable and other liabilities                                                  34,175              32,576
           Income tax receivable/payable                                                          (92,680)              6,947
                                                                                           --------------     ---------------

                 Net cash provided by operating activities                                        691,086             721,131
                                                                                           --------------     ---------------

Cash flows from investing activities:
     Proceeds from sale of real estate acquired by foreclosure                                          -             396,000
     Capital improvements made to real estate acquired by foreclosure                             (22,332)                  -
     Purchase of property and equipment                                                           (46,942)            (33,928)
     Mortgage-backed securities principal repayments                                               47,659              92,389
     Net increase in loans receivable                                                          (3,487,669)           (390,374)
                                                                                           --------------     ---------------

                 Net cash (used in) provided by investing activities                           (3,509,284)             64,087
                                                                                           --------------     ---------------

Cash flows from financing activities:
     Net (decrease) increase in savings accounts and certificates                                (694,881)          4,729,778
     Net decrease in advance payments by borrowers  for taxes and insurance                          (957)             (9,518)
     Purchase of treasury stock                                                                  (819,731)           (734,938)
     Dividends paid                                                                              (498,239)           (514,567)
     Federal Home Loan Bank advances                                                            5,563,000           2,500,000
     Federal Home Loan Bank advances principal repayments                                      (1,288,309)         (6,318,650)
                                                                                           --------------     ---------------

                 Net cash provided by (used in) financing activities                            2,260,883            (347,895)
                                                                                           --------------     ---------------

                 Net (decrease) increase in cash and cash equivalents                            (557,315)            437,323

Cash and cash equivalents at beginning of period                                                2,705,622           2,703,120
                                                                                           --------------     ---------------

Cash and cash equivalents at end of period                                                 $    2,148,307     $     3,140,443
                                                                                           ==============     ===============

Supplemental disclosure of non-cash investing and financing activities:
     Unrealized (loss) gain on securities available for sale, net of deferred tax
        (benefit) liability of ($115,866) and $85,982 at March 31, 2000 and
        1999, respectively                                                                 $     (224,916)    $       166,906
     Renewed Federal Home Loan Bank advances                                               $    8,250,000     $     4,000,000
     Real estate acquired through foreclosure                                              $      424,000

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General:
       The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal, recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 1999.

2.     Investment Securities:
       Investment securities are summarized as follows:

                                                                                 Gross           Gross        Estimated
                                                              Amortized       Unrealized      Unrealized        Market
                           March 31, 2000                        Cost           Gains           Losses          Value
                                                             -------------   -------------   -------------   -------------
           Available-for-Sale Equity Securities:
              Federal Home Loan Mortgage Corporation
                    Common stock - 24,672 shares             $     24,158    $  1,582,606    $  (516,570)    $  1,090,194
                                                               ===========    ============     ===========    ============

                           June 30, 1999

           Available-for-Sale Equity Securities:
              Federal Home Loan Mortgage Corporation
                    Common stock - 24,672 shares             $     24,158    $  1,582,606   $  (175,788)    $   1,430,976
                                                               ===========    ============    ===========     ============


  3.   Allowance for Loan Losses:
       An analysis of the changes in the loan loss allowance for the three and nine months ended March 31 follows:

                                                                  Three Months Ended                Nine Months Ended
                                                                 2000            1999             2000           1999
                                                             -------------   --------------  --------------  -------------
             Balance at beginning of period                  $    435,432    $     635,000   $     551,000        200,000

             Provision charged to operations                       20,000           66,000          35,000        501,000

             Loans charged off                                   (117,987)              -         (248,555)            -
                                                              ------------     ------------    -------------  ------------

             Balance at end of period                        $    337,445    $     701,000   $     337,445  $     701,000
                                                              ============     ============    =============  ============

       Nonaccrual loans amounted to $436,521 and $1,359,133 at March 31, 2000 and June 30, 1999, respectively.

 4.    Federal Home Loan Bank Advances:

     Federal Home Loan Bank advances at March 31, 2000 and June 30, 1999 are as follows:

                                                          March 31,             June 30,
                                                            2000                  1999
                                                        --------------------------------------
        Date of                                                                                 Interest
         Issue                Year of Maturity                Amount             Amount           Rate
         1/31/95                   1/30/15                     650,000           650,000          6.87
         3/25/97                   3/24/00                           -           500,000          6.75
         1/28/98                   2/01/08                      75,651            81,037          6.37
         7/31/98                   7/30/99                           -         1,000,000          5.80
         8/14/98                   8/13/99                           -           500,000          5.73
         8/24/98                   8/24/99                           -           250,000          5.69
         8/25/98                   8/24/99                           -           250,000          5.69
         3/12/99                   3/10/00                           -           750,000          5.32
         3/19/99                   3/17/00                           -           750,000          5.23
         3/24/99                   9/20/99                           -           500,000          5.07
         3/25/99                   3/24/00                           -         2,000,000          5.33
         4/23/99                   4/21/00                   1,000,000         1,000,000          5.29
         6/24/99                  10/22/99                           -           600,000          5.37
         7/02/99                   8/01/19                     160,156                 -          6.55
         7/30/99                   7/28/00                     500,000                 -          5.96
         8/13/99                   8/11/00                     500,000                 -          6.18
         8/24/99                   8/24/00                     500,000                 -          6.06
         9/20/99                   9/20/00                     750,000                 -          6.12
         11/08/99                 12/01/04                     982,089                 -          6.50
         11/19/99                  5/17/00                     350,000                 -          5.93
         12/20/99                  1/01/03                     801,566                 -          6.93
         12/20/99                  1/01/05                     511,266                 -          7.08
         12/20/99                 12/20/00                   1,175,000                 -          6.59
         12/21/99                  6/16/00                   1,150,000                 -          6.25
         3/17/00                   9/13/00                     750,000                 -          6.43
         3/24/00                   9/20/00                   2,500,000                 -          6.48
         3/30/00                   4/19/00                     750,000                 -          6.27
                                                           ------------  ----------------
                                                          $ 13,105,728  $      8,831,037
                                                           ============  ================

5.     Line of Credit:

       On March 5, 1999, First Lancaster Bancshares, Inc. entered into a line of credit for $2.5 million with an interest rate of prime less 1/2 percent. Any outstanding balance on this line of credit is collateralized by 100% of the Bank's stock. As of March 31, 2000, there is no outstanding balance.

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

8.     Earnings Per Share:

                               For the three months ended March 31, 2000   For the three months ended March 31, 1999
                               ------------------------------------------- -------------------------------------------

                               Income          Shares          Per Share    Income        Shares           Per Share
                               (Numerator)     (Denominator)   Amount       (Numerator)   (Denominator)    Amount
Basic earnings per share
Income available to common
   Shareholders               $     109,951         802,144   $      0.14   $   118,056         833,802  $       0.14

Effect of dilutive securities
Stock options                                           338                                           -
Management recognition plan                           9,650                                      12,344

Diluted earnings per share
Income available to common
   Shareholders plus assumed
   Conversions                $     109,951         812,132   $      0.14   $   118,056         846,146  $       0.14


                               For the nine months ended March 31, 2000    For the nine months ended March 31, 1999
                               ------------------------------------------- -------------------------------------------

                               Income          Shares          Per Share    Income        Shares           Per Share
                               (Numerator)     (Denominator)   Amount       (Numerator)   (Denominator)    Amount

Basic earnings per share
Income available to common
   Shareholders               $     363,141         818,195   $      0.44   $   119,134         854,143  $      0.14



Effect of dilutive securities
Stock options                                           187                                           -
Management recognition plan                          11,159                                      13,916

Diluted earnings per share
Income available to common
   Shareholders plus assumed
   Conversions                $     363,141         829,541   $      0.44   $   119,134         868,059  $      0.14

There were no preferred dividends that would effect the computation of earnings per share.

9.     Subsequent Events:

       On March 31, 2000, the Company committed to purchase 5,000 shares of its common stock for $65,000. This purchase did not settle and the stock was not in the Company's name until April 5, 2000; therefore, the purchase is not reflected as treasury stock in these financial statements.

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

Comparison of Financial Condition at March 31, 2000 and June 30, 1999

The Company's total assets increased approximately $2.6 million, or 5.0%, from $52.8 million at June 30, 1999 to $55.4 million at March 31, 2000. This increase resulted primarily from an increase of $3.0 million, or 6.5%, in net loans receivable, which is due to an increase of approximately $5.2 million in single family residential mortgages offset by a decrease of approximately $2.5 million in construction lending. The overall increase in loans is the result of the Company's continued focus on growth through loans and the decrease in construction lending is in accordance with the realignment of the loan portfolio which began in January 1999. Real estate acquired by foreclosure increased $446,000 due to the foreclosure proceedings being finalized on several of the properties involved in the construction loans to one borrower that became uncollectible in December of 1998. Investment securities decreased $341,000 due to lower market values. The Company's total liabilities increased approximately $3.6 million, or 9.2%, from $39.2 million at June 30, 1999 to $42.8 million at March 31, 2000. This increase was primarily due to an increase in Federal Home Loan Bank ("FHLB") advances of $4.3 million, or 48.4%, from $8.8 million at June 30, 1999 to $13.1 million at March 30, 2000, offset by a decrease in savings accounts and certificates of $695,000, or 2.3%, from $29.7 million at June 30, 1999 to $29.0 million at March 31, 2000. FHLB advances increased due to the increased need for cash to fund loan growth, customer deposit repayments and treasury stock repurchases. Certificates of deposit decreased primarily due to slightly higher interest rates being offered by local competitors from June through October. During the nine-month period ended March 31, 2000, the Company acquired 65,544 common shares for a purchase price of approximately $820,000. These purchases were part of the Company's stock repurchase programs. A 5% stock repurchase was announced July 9, 1999, and completed in March 2000. Upon completion of this repurchase, another 5% stock repurchase was announced.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and
1999

Net Income: The Company's net income decreased $8,000, or 6.9%, from $118,000 for the quarter ended March 31, 1999 to $110,000 for the quarter ended March 31, 2000. This decrease was primarily due to an increase in non-interest expense of $68,000, or 23.7%, offset by increased net interest income and a decrease of $46,000 in the provision for loan losses.

Net Interest Income: Net interest income increased by $6,000, or 1.1%, from $532,000 for the quarter ended March 31, 1999 to $538,000 for the quarter ended March 31, 2000. This increase was attributed to an increase in interest income of $21,000, or 2.0% offset by an increase in interest expense of $15,000, or 2.7%. These increases in interest income and expense were primarily caused by higher average loan volumes and higher average FHLB advances. Effective rates from quarter to quarter remained fairly consistent.

Interest Income: Total interest income increased by $21,000, or 2.0%, for the quarter ended March 31, 2000 from the quarter ended March 31, 1999. This increase was primarily attributable to interest income on loans. Interest income on loans increased approximately $22,000, or 2.1%, from the quarter ended March 31, 1999 to the quarter ended March 31, 2000. Average interest bearing loans increased from $49.1 million for the quarter ended March 31, 1999 to $49.9 million for the quarter ended March 31, 2000.

Interest Expense: Total interest expense increased by $15,000, or 2.7%, to $576,000 for the quarter ended March 31, 2000 from $561,000 for the quarter ended March 31, 1999. Interest expense on other borrowings increased $39,000, or 24.3% and this increase was offset by a decrease of $24,000, or 5.9%, on interest expense on savings accounts and certificates. Interest expense on other borrowings increased due to the higher average balance of FHLB advances from $11.2 million to $13.1 million for the quarters ended March 31, 1999 and 2000, respectively. The decrease in interest expense on savings accounts and certificates is due primarily to a decrease in the average balance of certificates of deposit from $26.4 million to $25.2 million for the quarters ended March 31, 1999 and 2000, respectively.

Provision for Loan Losses: The Bank recognized loan loss provisions of $20,000 in the quarter ended March 31, 2000, as compared to $66,000 recognized in the quarter ended March 31, 1999. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases and decreases in the overall loan balance, historical write offs, and the amount of nonaccrual loans. Management believes the allowance for loan losses as of March 31, 2000 was adequate to absorb any potential losses in the loan portfolio.

Non-Interest Income: Total non-interest income increased approximately $4,000 from $4,000 for the quarter ended March 31, 1999 to $8,000 for the quarter ended March 31, 2000. This slight increase was primarily due to an increase in service charges and fees. In the second half of fiscal year June 30, 1999, management re-evaluated the Bank's fee structure in comparison with competitors and actual expenses incurred and added several service fees.

Non-Interest Expense: Total non-interest expenses increased by approximately $68,000, or 23.7%, from $287,000 for the quarter ended March 31, 1999 to $355,000 for the quarter ended March 31, 2000. This increase was primarily attributable to increases in compensation and benefits, expenses for real estate acquired by foreclosure, data processing fees and other expenses. Compensation and benefits expenses increased primarily due to there being three additional employees from quarter to quarter, normal salary increases for the year 2000 and additional family health care coverage provided to employees effective January 1, 2000. Expenses for real estate acquire by foreclosure increased primarily due to the increased properties held by the Bank during the quarter ended March 31, 2000. Data processing fees have increased related to additional services required from the Bank's third party service provider related to an ATM machine that was put into service in December 1999. Other expenses increased approximately $30,000 due to an increase in professional fees, increased expenses related to the new ATM machine such as training and debit cards for the customers, and increased travel expenses for several out of state seminars attended by the officers.

Income Tax: The provision for income taxes was $61,000 for the quarter ended March 31, 2000 as compared to $65,000 for the quarter ended March 31, 1999. The effective tax rate for the quarter ended March 31, 2000 was 35.7% as compared to the effective rate of 35.3% for the quarter ended March 31, 1999.

Other Comprehensive Income (Loss): During the quarter ended March 31, 2000, there was an unrealized loss on securities of $47,000, net of tax benefit, as compared to an unrealized loss on securities of $116,000, net of tax liability, for the quarter ended March 31, 1999. The current quarter's loss was due to the March 31, 2000 market price of available-for-sale securities declining below the market price at December 31, 1999.

Comparison of Operating Results for the Nine Months Ended March 31, 2000 and
1999

Net Income: The Company's net income increased $244,000 from $119,000 for the nine months ended March 31, 1999 to $363,000 for the nine months ended March 31, 2000. This increase was primarily due to the $466,000 decrease in the provision for loan losses from $501,000 for the nine months ended March 31, 1999 to $35,000 for the nine months ended March 31, 2000. This significant decrease in the loan loss provision was offset by a decrease in net interest income of approximately $59,000 and an increase in non-interest expenses of $46,000.

Net Interest Income: Net interest income decreased by approximately $59,000, or 3.7%, from $1.6 million for the nine months ended March 31, 1999 to $1.5 million for the nine months ended March 31, 2000. This decrease was attributed to a decrease in interest income of $174,000 offset by a decrease in interest expense of $115,000. These decreases in interest income and expense were primarily caused by lower average loan volumes, lower average FHLB advances and a decrease in the effective interest rates on loans and certificates of deposits for the nine month periods compared.

Interest Income: Total interest income decreased by $174,000, or 5.3%, to $3.1 million for the nine months ended March 31, 2000 from $3.3 million for the nine months ended March 31, 1999. This decrease was primarily attributable to interest on loans. Interest on loans decreased approximately $169,000, or 5.3%, from the nine months ended March 31, 1999 to the nine months ended March 31, 2000. Average interest bearing loans decreased from $49.3 million for the nine months ended March 31, 1999 to $47.8 million for the nine months ended March 31, 2000, and the average effective interest rate earned on these loans decreased approximately 19 basis points from the nine months ended March 31, 1999 to the nine months ended March 31, 2000.

Interest Expense: Total interest expense decreased by $115,000, or 6.8%, to $1.6 million for the nine months ended March 31, 2000 from $1.7 million for the nine months ended March 31, 1999. Interest expense on savings accounts and certificates decreased $42,000, or 3.6%, and interest expense on other borrowings decreased $73,000, or 13.4%. The decrease in interest expense on savings accounts and certificates is primarily due to a decrease in the effective rate of interest paid on certificates of deposit. The average balance of certificates of deposit increased from $24.4 million for the nine months ended March 31, 1999 to $25.2 million for the nine months ended March 31, 2000; however, the effective rate decreased from approximately 5.9% for the nine months ended March 31, 1999 to 5.5% for the nine months ended March 31, 2000. Interest expense on other borrowings decreased due to a lower average balance of FHLB advances from $12.5 million to $10.9 million for the nine months ended March 31, 1999 and 2000, respectively.

Provision for Loan Losses: The Bank recognized loan loss provisions of $35,000 in the nine months ended March 31, 2000, as compared to $501,000 in the nine months ended March 31, 1999. There was a significant provision recognized in December 1998 related primarily to a group of construction loans to one borrower which became doubtful for collection. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases and decreases in the overall loan balance, historical write offs and the amount of nonaccrual loans. Management believes the allowance for loan losses as of March 31, 2000 was adequate to absorb any potential losses in the loan portfolio.

Non-Interest Income: Total non-interest income increased approximately $1,000 from $28,000 for the nine months ended March 31, 1999 to $29,000 for the nine months ended March 31, 2000. This slight increase was due to the offset of an increase in service fees and decreases in gain on real estate acquired by foreclosure and other income. In the second half of fiscal year ending June 30, 1999, management re-evaluated the Bank's fee structure in comparison with competitors and actual expenses incurred and added several service fees, which has caused an increase in service fees. There has been no sale of real estate in the nine months ended March 31, 2000.

Non-Interest Expense: Total non-interest expenses increased by approximately $46,000, or 5.0%, from $928,000 for the nine months ended March 31, 1999 to $974,000 for the nine months ended March 31, 2000. This increase was primarily attributable to increases in expenses on real estate acquired through foreclosure, state franchise taxes and other expenses offset by decreases in benefits expense and occupancy expense. Compensation actually increased from period to period due to additional employees and raises from year to year; however, appears consistent due to increased deferred loan costs which offset this expense. Expenses on real estate acquired through foreclosure increased due to the increased properties owned by the Bank during the nine month period ended March 31, 2000. Other expenses increased due mainly to increased professional fees, increased travel expenses for officers, expenses related to the Bank's new ATM machine such as debit cards and training and office supplies have increased due to the expanded loan office. Benefit expenses have decreased due to lower expenses for the Employee Stock Ownership Plan and increased deferred loan costs, and occupancy expenses decreased due to the write off of replaced teller terminals in November 1998.

Income Tax: The effective tax rates for the nine months ended March 31, 2000 and 1999 were 34.6% and 38.1%, respectively. The provision for income taxes increased $119,000 from $73,000 for the nine months ended March 31, 1999 to $192,000 for the nine months ended March 31, 2000. The provision for income taxes increased as a result of the increase in income before taxes. The effective rate was high for the nine months ended March 31, 1999 due to the nondeductibility of the market value portion of certain ESOP expenses.

Other Comprehensive Income (Loss): During the nine months ended March 31, 2000, there was an unrealized loss on securities of $225,000, net of tax benefit. This loss compares to an unrealized gain on securities of $167,000, net of tax liability, for the nine months ended March 31, 1999. The current period's loss was due to the March 31, 2000 market price of available-for-sale securities declining below the market price at June 30, 1999.

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

On March 5, 1999, First Lancaster Bancshares, Inc. entered into a line of credit for $2.5 million to be used for general funding needs. As of March 31, 2000 there had been no draws on this line of credit.

The Bank is required to maintain an average daily balance of liquid assets (generally cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawal accounts plus short term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank is also required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily percentage of liquid assets for the quarter ended March 31, 2000 was 6.2%.

At March 31, 2000, the Company had outstanding commitments to originate first mortgage loans totalling $163,000. The Company anticipates that it will have sufficient funds to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts and ratios of capital. At March 31, 2000, the Bank met all capital adequacy requirements to which it is subject.

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

     Item 5.      Other Information

                  None.

     Item 6.      Exhibits and Reports on Form 8-K

                  (a)    The following exhibit is filed herewith:

                               Exhibit 27        Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                  SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FIRST LANCASTER BANCSHARES, INC.

       Date: May 8, 2000             /s/ Virginia R.S. Stump
                                     -----------------------
                                           Virginia R.S. Stump
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


       Date: May 8, 2000             /s/ Julia G. Taylor
                                     -------------------
                                           Julia G. Taylor, CPA
                                           Chief Financial Officer
                                           (Principal Financial Officer)