Form 10KSB40
period 2000-06-30
FIRST LANCASTER BANCSHARES INC
filed 2000-09-28
CIK 1010839

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended June 30, 2000
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

                           Commission File No. 0-20899

                        FIRST LANCASTER BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                         61-1297318
--------------------------------                  ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
Identification No.)                               incorporation or organization)

208 Lexington Street, Lancaster, Kentucky                       40444-1131
--------------------------------------------------              ----------
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (859) 792-3368

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

Issuer's revenues for the fiscal year ended June 30, 2000:  $4,232,468

As of September 21, 2000, the aggregate market value of the 651,123 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $7.1 million based on the average bid and asked price of $10.94 per share of the registrant's Common Stock on September 21, 2000. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 21, 2000: 840,328

Transitional Small Business Disclosure Format   Yes           No   X
                                                    --------     -----

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2000 (Parts I and II)

     2. Portions of Proxy Statement for 2000 Annual Meeting of Stockholders (Part III)

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

         The Company's and the Bank's executive offices are located at 208 Lexington Street, Lancaster, Kentucky 40444-1131, and their telephone number is
(859) 792-3368.

LENDING ACTIVITIES

         GENERAL. The Bank's loan portfolio totaled $49.4 million at June 30, 2000, representing 89.4% of total assets at that date. It is the Bank's policy to concentrate its lending within its market area. At June 30, 2000, $37.0 million, or 71.0% of the Bank's gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include multi-family residential, commercial, construction and nonresidential loans, which amounted to $14.5 million, or 27.8%, of the Bank's gross loan portfolio at June 30, 2000. To a lesser extent, the Bank originates consumer loans, which consists primarily of loans secured by deposits and vehicles. At June 30, 2000, consumer loans totaled $631,000, or 1.2% of the Bank's gross loan portfolio.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 2000, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                              At June 30,
                                                            -------------------------------------------------------
                                                                    2000                             1999
                                                            ---------------------           ----------------------
                                                            Amount            %             Amount            %
                                                            ------          -----           ------          ------
                                                                             (Dollars in thousands)
Real estate loans:
   Single-family residential..............................  $   37,023        71.0%         $  34,707          70.8%
   Multi-family residential and commercial................       4,447         8.5              1,772           3.6
   Construction...........................................       5,775        11.1              9,000          18.3
   Nonresidential (1).....................................       4,300         8.2              3,035           6.2
                                                            ----------       -----          ---------         -----
      Total real estate loans.............................      51,545                         48,514
Consumer loans............................................         631         1.2                528           1.1
                                                            ----------       -----          ---------         -----
                                                                52,176       100.0%            49,042         100.0%
                                                                             =====                            =====
Less:
   Loans in process.......................................       2,394                          2,228
   Unearned loan origination fees.........................          77                             71
   Allowance for loan losses..............................         331                            551
                                                            ----------                      ---------
      Total...............................................  $   49,374                      $  46,192
                                                            ==========                      =========

___________
(1) Consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property.

         LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                          Due after
                                       Due during          1 through          Due after
                                    the year ending     5 years after       5 years after
                                     June 30, 2001      June 30, 2000       June 30, 2000          Total
                                     -------------      -------------       -------------       ----------
                                                                 (In thousands)
Single-family residential.........   $        48          $      620          $   36,355        $   37,023
Multi-family residential..........         1,295                 138               3,014             4,447
Construction......................         5,775                  --                  --             5,775
Nonresidential....................         2,524               1,363                 413             4,300
Consumer..........................           396                 154                  81               631
                                     -----------          ----------          ----------        ----------
     Total........................   $    10,038          $    2,275          $   39,863        $   52,176
                                     ===========          ==========          ==========        ==========

         The following table sets forth at June 30, 2000, the dollar amount of all loans and which have predetermined interest rates or floating or adjustable interest rates.

                                                          Predetermined         Floating or
                                                              Rate            Adjustable Rates
                                                          -------------       ----------------
                                                                  (In thousands)
         Single-family residential.....................   $   4,513               $ 32,510
         Multi-family residential......................       2,168                  2,279
         Construction..................................       5,775                     --
         Nonresidential................................       3,825                    475
         Consumer......................................         388                    243
                                                          ---------               --------
                Total..................................   $  16,669               $ 35,507
                                                          =========               ========

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

                                                                        Year Ended June 30,
                                                                 ----------------------------------
                                                                    2000                     1999
                                                                 ----------               ---------
                                                                            (In thousands)
       Loans originated:
         Real estate loans:
            Single-family residential (1)......................  $   8,019          $   5,631
            Construction (2)...................................      9,289             10,597
            Nonresidential (3).................................      2,573              1,531
          Consumer loans.......................................        511                333
                                                                 ---------          ---------
            Total loans originated.............................  $  20,361          $  18,092
                                                                 =========          =========

_____________
(1)      Includes home equity loans.
(2)      Loans are generally for twelve months.
(3)      Includes loans secured by first liens on residential lots.

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

         Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus, including the loan loss allowance of the Bank. Under this general law, the Bank's loans to one borrower were limited to $1.8 million at June 30, 2000. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower to develop residential housing were limited to $3.7 million at June 30, 2000. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At June 30, 2000, the Bank's largest lending relationship was a $1.0 million loan to develop a commercial convenience/truck plaza. The loan was current and performing in accordance with its terms at June 30, 2000.

         Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

         SINGLE-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At June 30, 2000, single-family residential mortgage loans, totaled approximately $37.0 million, or 71.0% of the Bank's gross loan portfolio. All loans originated by the Bank are maintained in its portfolio rather than sold in the secondary market.

         The Bank primarily originates residential mortgage loans with adjustable rates ("ARM's"). As of June 30, 2000, 87.8% of single-family mortgage loans in the Bank's loan portfolio carried adjustable rates. Such loans are primarily for terms of 30 years, although the Bank does occasionally originate ARM's for 20 year and 25 year terms, in each case amortized on a monthly basis with principal and interest due each month. The interest rates on these mortgages are adjusted once a year, with a maximum adjustment of 2% per adjustment period and a maximum aggregate adjustment of 5% over the life of the loan. Further, the interest rates on such loans may not be decreased by more than 1% below the interest rate at which the loan was originated. Rate adjustments on the Bank's adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board, and the adjusted interest rate is equal to such Treasury rate plus 2.75% for owner occupied real estate and 3.75% for non-owner occupied real estate. The adjustable-rate mortgage loans offered by the Bank do not provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied.

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

         The Bank also originates, to a limited extent, fixed-rate loans for terms of 15 years to 30 years. In each case, such loans are secured by first mortgages on single-family, owner-occupied residential real property located in the Bank's market area. Because of the Bank's policy to mitigate its exposure to interest rate risk through the use of adjustable-rate rather than fixed-rate products, the Bank does not emphasize fixed-rate mortgage loans. At June 30, 2000, $16.7 million, or 31.9%, of the Bank's loan portfolio consisted of fixed-rate mortgage loans. To further reduce its interest rate risk associated with such loans, the Bank relies upon Federal Home Loan Bank ("FHLB") advances with similar maturities to fund such loans. See "-- Deposit Activity and Other Sources of Funds -- Borrowings."

         At June 30, 2000, the Bank's loan portfolio included $5.8 million of loans secured by properties under construction, the majority of which are loans to qualified builders for the construction of one- to four-family residential housing located in established subdivisions in Garrard, Jessamine and Fayette Counties, Kentucky. Because such homes are intended for resale, such loans are generally not converted to permanent financing at the Bank. The Bank also engages in construction lending involving loans to individuals for construction of one- to four-family residential housing located within the Bank's market area, with such loans converting to permanent financing upon completion of construction. Such loans are generally made to individuals for construction primarily in established subdivisions within Garrard, Jessamine and Fayette Counties, Kentucky. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which period the borrower is required to make interest-only monthly payments. The permanent loans are typically 30-year ARM's, with the same terms and conditions otherwise offered by the Bank. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to the Bank's permanent mortgage loan financing prior to receiving construction financing for the subject property and must execute a Construction Loan Agreement with the Bank.

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

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL AND NONRESIDENTIAL REAL ESTATE LENDING. The Bank's multi-family residential loan portfolio generally consists of both fixed-rate and ARM loans secured by small (i.e., fewer than sixteen units) apartment buildings. Such loans currently range in size from $8,400 to $1.0 million. The Bank's real estate portfolio generally consists of fixed-rate or adjustable-rate loans secured by first mortgages on residential lots upon which single-family homes will be constructed or upon a business's building and real property. In each case, such property is located in Garrard, Jessamine and Fayette Counties, Kentucky. At June 30, 2000, the Bank had $4.4 million of multi-family residential and commercial real estate loans, which amounted to 8.5% of the Bank's gross loan portfolio at such date. The Bank's nonresidential loan portfolio consists of loans secured by first liens on residential lots and loans secured by first mortgages on commercial real property. At June 30, 2000, the Bank had approximately $4.3 million of such loans, which comprised 8.2% of its loan portfolio. Multi-family residential, commercial and nonresidential real estate loans are originated either on an adjustable-rate basis with terms of up to 20 years or on a fixed rate for a fifteen-year term and are underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property.

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

         CONSUMER LENDING. The majority of consumer loans currently in the Bank's loan portfolio consist of loans secured by savings deposits and vehicles. Such savings account loans may be made for up to 100% of the depositor's savings account balance. The interest rate is normally 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a semi-annual basis. At June 30, 2000, loans on deposit accounts totaled $216,000, or .4% of the Bank's gross loan portfolio. The remaining $415,000 in consumer loans includes loans secured mainly by vehicles.

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

         Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is initially recorded at estimated fair value and subsequently at the lower of book value or fair value, less estimated costs to sell. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a salable condition is reached. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is accounted for as a valuation reserve. See Note 1 of Notes to Consolidated Financial Statements.

         The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. Further, no loans were recorded as restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated.

                                                                                      At June 30,
                                                                              -----------------------------
                                                                                2000               1999
                                                                              --------           ----------
                                                                                  (Dollars in thousands)
         Loans accounted for on a non-accrual basis: (1)
            Real estate:
               Single-family residential....................................  $    314           $     686
               Construction.................................................        --                 665
         Consumer...........................................................        --                   8
         Accruing loans which are contractually past due 90 days
            or as to which repayment is in doubt............................        --                  --
                                                                              --------           ---------
               Total nonperforming loans....................................  $    314           $   1,359
                                                                              ========           =========
         Percentage of real estate loans....................................       .61%               2.80%
                                                                              ========           =========
         Other non-performing assets (2)....................................  $    952           $     456
                                                                              ========           =========

___________
(1) Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.
 (2) Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at lower of book value or fair market value, less estimated costs to sell.


         For the year ended June 30, 2000, gross interest accrued but not recognized of approximately $15,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current. Interest on such loans paid and included in income during the year ended June 30, 2000 amounted to approximately $14,000.

         At June 30, 2000, nonaccrual loans consisted of nine single-family residential real estate loans aggregating $314,000 and represented a decrease of $1.0 million, or 76.9% from nonaccrual loans of $1.4 million at June 30, 1999.
At June 30, 2000, $952,000 of real estate acquired through foreclosure, consisting of three single-family residences, was held by the Bank.

         Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. Real estate acquired by foreclosure is also required by the OTS to be classified as substandard. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 2000, the Bank had $1.9 million in assets classified as special mention, $1.3 million in assets classified as substandard, no assets classified as doubtful and $14,000 in assets classified as loss. Special mention assets consist primarily of a $1.0 million loan to develop a commercial truck plaza and residential real estate loans secured by first mortgages. This classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.
Substandard   assets  are  primarily   residential   real  estate   acquired  by
foreclosure; the highest balance on a single property was $462,000 at June 30, 2000.

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

         The Bank's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts monthly reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on at least a quarterly basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and general economic conditions. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Bank would transfer the property to real estate acquired in settlement of loans initially at estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

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

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                   Year Ended June 30,
                                                              --------------------------
                                                                2000              1999
                                                              ---------         --------
                                                                (Dollars in thousands)

         Balance at end of period.............................$      551        $    200

         Loans charged off:
           Real estate mortgage:
                Single-family residential.....................        21              --
                Construction..................................       238             150
                                                              ----------        --------
         Total charge offs....................................       259             150
                                                              ----------        --------

         Recoveries...........................................        --              --
         Net loans charged off................................      (259)           (150)
         Provision for loan losses............................        39             501
                                                              ----------        --------
         Balance at end of period.............................$      331        $    551
                                                              ==========        ========
         Ratio of net charge-offs to average
          loans outstanding during the period.................       .54%            .31%
                                                              ==========        ========

         The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                             At June 30,
                                                     -----------------------------------------------------------
                                                            2000                              1999
                                                     ---------------------------       -------------------------
                                                                   Percent of                       Percent of
                                                                 Loans in Each                     Loans in Each
                                                                    Category to                      Category to
                                                     Amount        Total Loans         Amount      Total Loans
                                                     ------      ---------------       -------    ---------------
                                                                       (Dollars in thousands)
Real estate - mortgage:
   Single-family residential.......................  $   236           71.0%          $    236         70.8%
   Multi-family residential........................       28            8.5                 12          3.6
   Construction....................................       36           11.1                279         18.3
   Nonresidential .................................       27            8.2                 21          6.2
   Consumer........................................        4            1.2                  3          1.1
                                                     -------                          --------
    Total allowance for loan losses................  $   331                          $    551
                                                     =======                          ========

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

         Pursuant to SFAS No. 115, the Bank has classified securities with an aggregate cost of $24,000 and an approximate market value of $999,000 at June 30, 2000 as available-for-sale. Management presently does not intend to sell such securities and, based on the Bank's current liquidity level and the Bank's access to borrowings through the FHLB of Cincinnati, management currently does not anticipate that the Bank will be placed in a position of having to sell securities with material unrealized losses.

         Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The "held to maturity" investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics will be reclassified as assets available-for-sale. Securities designated as "available-for-sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

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

         The following table sets forth the carrying value of the Bank's investment securities at the dates indicated.

                                                                                       At June 30,
                                                                              ----------------------------
                                                                                2000                1999
                                                                              --------            --------
                                                                                (Dollars in thousands)
                  Securities available-for-sale:
                     U.S. government and agency securities..................  $    999        $ 1,431
                  Securities held to maturity:
                     Mortgage-backed securities.............................       255            318
                                                                              --------        -------
                        Total investment securities.........................  $  1,254        $ 1,749
                                                                              ========        =======

         The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank's investment portfolio at June 30, 2000.

                                  One Year or Less     One to Five Years       Five to Ten Years     More than Ten Years
                                 ------------------    ------------------    --------------------    -------------------
                                 Carrying   Average    Carrying   Average    Carrying     Average    Carrying    Average
                                   Value     Yield      Value      Yield      Value        Yield      Value       Yield
                                 --------   -------    --------   -------    --------    --------    --------   --------
                                                                             (Dollars in thousands)
Securities available-for-sale:

   U.S. government and agency
      securities...............  $   999 (1)    63.7%  $    --       -- %    $     --       -- %     $    --       -- %
Securities held to maturity:
   Mortgage-backed securities..       --        --           3       7.9          237       7.2           15      13.0
                                 -------               -------               --------                -------
        Total..................  $   999        63.7   $     3       7.9     $    237       7.2      $    15      13.0
                                 =======               =======               ========                =======

                                       Total Investment Portfolio
                                     ----------------------------
                                     Carrying    Market   Average
                                       Value     Value     Yield
                                     --------   -------   -------

Securities available-for-sale:

   U.S. government and agency
      securities...............     $    999    $    999    63.7 % (1)
Securities held to maturity:
   Mortgage-backed securities..          255         251     7.4
                                     -------    --------
        Total..................      $ 1,254    $  1,250    12.2
                                     =======    ========
----------
(1) Amortized cost of $24,000 and average yield is based on amortized cost.


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

         The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                               Year Ended June 30,
                                                            ---------------------------------------------------
                                                                       2000                        1999
                                                            -----------------------       ---------------------
                                                            Average         Average       Average      Average
                                                            Deposits          Rate        Deposits       Rate
                                                            --------        -------       --------      -------
                                                                               (Dollars in thousands)

Non-interest bearing demand deposits......................  $      428        -- %        $     356        -- %
Savings deposits..........................................       3,185       3.26             3,260       3.23
Time deposits.............................................      25,225       5.56            24,862       5.80
                                                            ----------                     --------
     Total deposits.......................................  $   28,838                     $ 28,478
                                                            ==========                     ========


         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2000.

                                                 Certificates
  Maturity Period                                 of Deposits
  ---------------                               ---------------
                                                (In thousands)

Three months or less ...........................    $1,357
Over three through six months ..................       835
Over six through 12 months .....................     1,886
Over 12 months .................................     2,345
                                                    ------
      Total ....................................    $6,423
                                                    ======

         BORROWINGS. Savings deposits historically have been the source of funds for the Bank's lending, investments and general activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB. The Bank must perform certain calculations, which are based on capital stock, mortgage assets, collateral, and total assets, to determine the amount the Bank may borrow. At June 30, 2000 the Bank may borrow approximately $16.4 million. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB of Cincinnati and first mortgage loans.

         As  of  June  30,  2000,   the  Bank  had  $12.8  million  in  advances
outstanding. For further information, see Note 9 of Notes to Consolidated Financial Statements included under Item 7 hereof. Further asset growth may be funded through additional advances.

SUBSIDIARY ACTIVITIES

         As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2000, the Bank was authorized to invest up to approximately $1.7 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

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

         The Bank attracts its deposits through its full-service office in Lancaster primarily from the local community. Consequently, competition for deposits is principally from other savings institutions, commercial banks and brokers in the local community as well as from the corporate credit unions sponsored by the large private employers in the Bank's market area. The Bank competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Bank believes it has developed strong relationships with local realtors and the community in general.

         Management considers its market area for gathering deposits to be Garrard and Jessamine Counties in Kentucky. The Bank estimates that it competes with five banks for deposits and loans. Based on data provided by the FHLB, the Bank estimates that at June 30, 1999, the latest date for which information was available, it had 7.4% of deposits held by all banks and thrifts in its market area, and 22.5% of deposits held by all banks and thrifts in Garrard County.

EMPLOYEES

         As of June 30, 2000, the Bank had 12 full-time and three part-time employees.

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

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously authorized by regulation as of March 5, 1987 to be directly engaged in by multiple savings and loan holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in
(viii) above must also be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

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

         OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the institution qualifies as a QTL or as a "domestic building and loan association" under ss.7701(a)(19) of the Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in
(a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of bank holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

         The core capital, or "leverage ratio," requirement mandates that a savings institution maintain core capital equal to at least 4% of its adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the reduction of intangible assets include permissible mortgage servicing rights, purchased credit card relationships, qualifying supervisory goodwill and certain intangible assets arising from prior regulatory accounting practices. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 2000, the Bank had no such investments.

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

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances and up to 45% of unrealized gains in equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by that portion of the savings institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio and all equity investments, other than those deducted from core and tangible capital. At June 30, 2000, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

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

         The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at June 30, 2000.

                                                                                        Percent of
                                                                   Amount               Assets  (1)
                                                                   ------               -----------
                                                                   (Dollars in thousands)

            Tangible capital.....................................  $   11,624              21.0%
            Tangible capital requirement.........................         822               1.5
                                                                   ----------              ----
                Excess (deficit).................................  $   10,802              19.5%
                                                                   ==========              ====

            Core capital (2).....................................  $   11,624              21.0%
            Core capital requirement.............................       2,192               4.0
                                                                   ----------              ----
                Excess (deficit).................................  $    9,432              17.0%
                                                                   ==========              ====

            Risk-based capital...................................  $   11,941              32.0%
            Risk-based capital requirement.......................       2,986               8.0
                                                                   ----------              ----
                Excess (deficit)................................   $    8,955              24.0%
                                                                   ==========              ====

             ---------------
             (1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement. (2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations. The core requirement applicable to the Bank may increase to 5.0% if the OTS amends its capital regulations, as it has proposed, to conform to the more stringent leverage ratio adopted by the Office of the Comptroller of the Currency for national banks.

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

         PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within specified time periods.

         Under regulations jointly adopted by the federal banking regulators, a savings association's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total assets). The following table shows the capital ratio requirements for each prompt corrective action category:


                                                     Adequately                                  Significantly
                           Well Capitalized          Capitalized         Undercapitalized      Undercapitalized
                           ----------------          -----------         ----------------      ----------------
Total risk-based
    capital ratio          10.0% or more             8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio           6.0% or more             4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio              5.0% or more             4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 11 of Notes to Consolidated Financial Statements included under Item 7 hereof.

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

         FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 2000 of $818,000. The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may only be made for the purpose of providing funds for residential housing finance or to small businesses, small farms or small agri-businesses. At June 30, 2000, the Bank had $3.1 million in long-term advances and $9.7 million in short-term advances outstanding from the FHLB of Cincinnati.

         FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transactions accounts of between $4.9 million and $44.3 million, plus 10% on the amount over $44.3 million. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a

Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2000, the Bank met its reserve requirements.

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

         The FDIC has set the SAIF deposit insurance assessment rates to zero for well capitalized institutions with the highest supervisory ratings and 0.27% of insured deposits for institutions in the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions were required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until that date, BIF members were assessed for these obligations at the rate of 1.3 basis points. Effective December 31, 1999, both BIF and SAIF members are assessed at the same rate for FICO payments.

         LIQUIDITY REQUIREMENTS. The Bank generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) in each calendar quarter that is equal or greater than 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceding calendar quarter or on the average daily balance during the preceding quarter. The Bank also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of the Bank for the quarter ended June 30, 2000 was 5.3%.

         QUALIFIED THRIFT LENDER TEST. The HOLA and OTS regulations require that all savings institutions satisfy one of two Qualified Thrift Lender ("QTL") tests or suffer a number of sanctions, including restrictions on activities. To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift Investments: investments in mortgage-backed securities, residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing, (iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, and (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings institution's portfolio assets.

         A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and a savings association. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 2000, the Bank qualified as a QTL.

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

         FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act, which became effective on this date, authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), in consultation with the Secretary of the Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and, for at least five years, merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

         The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

         The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

         The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

         The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

TAXATION

         GENERAL. The Company and the Bank, together with the Bank's subsidiary, file a consolidated federal income tax return based on a fiscal year ending June
30. Consolidated returns have the effect of eliminating gain or loss on inter-company transactions and allowing companies included within the consolidated return to offset income against losses under certain circumstances.

         FEDERAL INCOME TAXATION. Savings institutions such as the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. However, institutions such as the Bank which meet certain definitional tests and other conditions prescribed by the Internal Revenue Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans", which are all other loans. The amount of the bad debt reserve deduction with respect to qualifying real property loans and nonqualifying loans may be based upon actual loss experience (the "experience method") or specific charge-off provisions. Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans and nonqualifying loans is an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. The Bank generally has elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

         RECAPTURE OF THE BAD DEBT RESERVE. Legislation that is effective for tax years beginning after December 31, 1995 requires savings associations to recapture into taxable income the portion of the tax loan reserve that exceeds the 1987 tax loan loss reserve. All of the Bank's tax loan loss reserves at June 30, 1997 were pre-1987 loan loss reserves and therefore this provision should not affect future operations. The Bank is no longer allowed to use the percentage of taxable income method for tax loan loss provisions, but is allowed to use either the experience method or the specific charge-off method of accounting for bad debts.

         The Bank's federal income tax returns have not been audited for the last five years.

         STATE INCOME TAXATION. The State of Delaware imposes no income or franchise taxes on savings institutions not doing business in Delaware. The Company, however, is assessed a franchise tax by the State of Delaware. The Bank is subject to an annual Kentucky ad valorem tax based on a calendar year and due before the following July 1. This tax is 0.1% of the Bank's equity and deposits, with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies.

EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

         The following sets forth information with respect to the executive officer of the Company who does not serve on the Board of Directors.

NAME                    AGE                  TITLE
----                    ---                  ------

Julia G. Taylor          31       Chief Financial Officer of the Company and
                                  the Bank

     JULIA G. TAYLOR. Ms. Taylor joined the Company and the Bank in December 1998 as Comptroller and was named Chief Financial Officer of the Company and the Bank in January 2000. Ms. Taylor is a C.P.A. and worked with Coopers & Lybrand from 1991 to 1997, she was then a Financial Analyst with Lexmark International, Inc. from December 1997 to December 1998.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         The Company's principal executive offices are located at 208 Lexington Street, Lancaster, Kentucky in facilities owned by the Bank. At June 30, 2000, the Company maintained a main office in Lancaster, Kentucky (located in Garrard County) and a loan production office in Nicholasville, Kentucky (located in Jessamine County). The Company owns its premises in Lancaster and leases the premises in Nicholasville. The expiration date on the lease was May 31, 1999. To date, the Company has not renewed the lease and is currently a month to month tenant, thereby giving them the opportunity to explore other office facilities in the area.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------
         From time to time, the Company and its subsidiary are parties to various legal proceedings incident to its business. At June 30, 2000, there were no legal proceedings that management anticipates would have a material adverse effect on the Company.

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

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         The information contained under the section captioned "Market and Dividend Information" in the Company's 2000 Annual Report to Stockholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS
------------------------------

         The consolidated financial statements of the Company in the Annual Report are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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


     1.   Report of Independent Accountants.

     2. Consolidated Statements of Financial Condition as of June 30, 2000 and 1999.

     3. Consolidated Statements of Income and Comprehensive Income for the Years Ended June 30, 2000 and 1999.

     4. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2000 and 1999.

     5. Consolidated Statements of Cash Flows for the Years Ended June 30, 2000 and 1999.

     6.   Notes to Consolidated Financial Statements

     (a)(2) Exhibits

     The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

   No.            Description
   ---            ------------

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

   10.3(a) Employment  Agreement  by and  between  First  Lancaster  Federal
           Savings Bank and Virginia R. S. Stump                              **

   10.3(b) Employment Agreement  by  and  between  First  Lancaster
           Bancshares, Inc. and Virginia  R. S. Stump                         **

   10.4    First  Lancaster  Federal  Savings  Bank Directors' Retirement
           Plan                                                                *

   10.5    First Lancaster Federal Savings Bank Incentive  Compensation Plan   *

   10.6    Supplemental  Executive Retirement Agreement between First
           Lancaster Federal Savings Bank and Virginia R. S. Stump             *

   10.7 Supplemental Executive Retirement Agreement and Amendments thereto between First Lancaster Federal Savings Bank and Tony A. Merida

   10.8(a) Employment  Agreement  by and  between  First  Lancaster  Federal
           Savings Bank and Tonay A. Merida

   10.8(b) Employment Agreement  by  and  between  First  Lancaster
           Bancshares, Inc. and Tony A. Merida

   13      Annual Report to  Stockholders

   21      Subsidiaries of the Registrant

   23      Consent of Independent Auditors

   27      Financial  Data Schedule
________
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-2468).
** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.


     (b) Reports on Form 8-K. None.
         -------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST LANCASTER BANCSHARES, INC.


September 27, 2000                     By: /s/ Virginia R. S. Stump
                                           ----------------------------------
                                           Virginia R. S. Stump
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Virginia R. S. Stump                              September 27, 2000
----------------------------------------------
Virginia R. S. Stump
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)


/s/ Julia Taylor                                      September 27, 2000
---------------------------------------------------
Julia Taylor
Chief Financial Officer
(Principal Accounting Officer)


/s/ Tony A. Merida                                    September 27, 2000
----------------------------------------------
Tony A. Merida
Vice Chairman of the Board and Executive
Vice President


/s/ David W. Gay                                      September 27, 2000
----------------------------------------------
David W. Gay
Director


/s/ Ronald L. Sutton                                  September 27, 2000
----------------------------------------------
Ronald L. Sutton
Director


/s/ Jack C. Zanone                                    September 27, 2000
----------------------------------------------
Jack C. Zanone
Director


/s/ Phyllis Swaffar                                   September 27, 2000
------------------------------------------------
Phyllis Swaffar
Director


/s/ Jerry Purcell                                     September 27, 2000
--------------------------------------------------
Jerry Purcell
Director