Form 10QSB
period 2000-09-30
FIRST LANCASTER BANCSHARES INC
filed 2000-11-03
CIK 1010839

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)



|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

| | Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ____ to _____



Commission File Number 0-20899



                        FIRST LANCASTER BANCSHARES, INC.
                       -----------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



         DELAWARE                                           61-1297318
-----------------------------                          ---------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)



              208 LEXINGTON STREET, LANCASTER, KENTUCKY 40444-1131
              ----------------------------------------------------
                    (Address of Principal Executive Offices)



                                 (859) 792-3368
        -----------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---    ---

As of November 2, 2000, the issuer had 840,328 shares of Common Stock issued and outstanding.



       Transitional Small Business Disclosure Format (check one):

                   Yes             No X
                      ---            ---

                                    CONTENTS



PART 1.       FINANCIAL INFORMATION                                         PAGE
              ---------------------                                         ----


Item 1.       Financial Statements

              Consolidated Balance Sheets as of September
              30, 2000 (unaudited) and June 30, 2000                         2

              Consolidated Statements of Income and Comprehensive
              Income for the Three Months Ended September 30, 2000
              and 1999 (unaudited)                                           3

              Consolidated Statements of Cash Flows for the Three Months
              Ended September 30, 2000 and 1999 (unaudited)                  4

              Notes to Consolidated Financial Statements                    5-7

Item 2.       Management's Discussion and Analysis or Plan of Operation    8-11




PART II.      OTHER INFORMATION
              -----------------

Item 1.       Legal Proceedings                                              12

Item 2.       Changes in Securities and Use of Proceeds                      12

Item 3.       Defaults Upon Senior Securities                                12

Item 4.       Submission of Matters to a Vote of Security Holders            12

Item 5.       Other Information                                              12

Item 6.       Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                   13

EXHIBIT 27                                                                   14

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                        ASSETS                                               SEPTEMBER 30,         JUNE 30,
                                                                                                  2000               2000
                                                                                              (Unaudited)

Cash                                                                                       $       490,414    $       494,317
Interest-bearing cash deposits in other depository institutions                                  1,527,161          1,450,316
Investment securities available-for-sale, at market value (amortized cost
        $24,158 at September 30, 2000 and June 30, 2000)                                         1,333,768            999,216
Mortgage-backed securities, held to maturity                                                       239,457            255,488
Income tax receivable                                                                                   --             45,633
Investments in nonmarketable equity securities, at cost                                            847,900            832,500
Loans receivable, net                                                                           50,680,606         49,373,865
Real estate acquired by foreclosure                                                              1,127,292            952,333
Accrued interest receivable                                                                        380,545            341,453
Office property and equipment, at cost, less accumulated depreciation                              387,848            393,538
Other assets                                                                                       110,546             82,548
                                                                                             -------------      -------------

                    Total assets                                                           $    57,125,537    $    55,221,207
                                                                                             =============      =============

                                      LIABILITIES

Savings accounts and certificates                                                          $    28,323,959    $    29,078,551
Advance payments by borrowers for taxes and insurance                                               38,373             29,976
Accrued interest payable                                                                            86,032             72,003
Federal Home Loan Bank advances                                                                 15,208,503         12,835,361
Accounts payable and other liabilities                                                             417,326            421,557
Income tax payable                                                                                  12,450                 --
Deferred income tax payable                                                                        284,074            168,160
                                                                                             -------------      -------------

                 Total liabilities                                                              44,370,717         42,605,608
                                                                                             -------------      -------------

Common stock owned by ESOP subject to put option                                                   371,732            386,949
                                                                                             -------------      -------------

                                 STOCKHOLDERS' EQUITY

Preferred  stock,  500,000  shares  authorized
Common  stock,  $.01 par  value;
  3,000,000 shares authorized; 783,388 and 780,087 shares
  issued and outstanding at September 30, 2000 and June 30, 2000, respectively                       9,588              9,588
Additional paid-in capital                                                                       9,205,681          9,204,136
Treasury stock (137,782 and 138,338 shares at September 30, 2000
           and June 30, 2000, respectively)                                                     (1,785,194)        (1,793,951)
Unearned employee stock ownership plan shares                                                     (376,421)          (403,871)
Common stock owned by ESOP subject to put option                                                  (371,732)          (386,949)
Accumulated comprehensive income                                                                   864,343            643,538
Retained earnings, substantially restricted                                                      4,836,823          4,956,159
                                                                                             -------------      -------------

                 Total stockholders' equity                                                     12,383,088         12,228,650
                                                                                             -------------      -------------

                 Total liabilities and stockholders' equity                                $    57,125,537    $    55,221,207
                                                                                             =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME for the three months ended September 30, 2000 and 1999
(Unaudited)

                                                                                    2000                  1999
                                                                               --------------         -----------------

     Interest on loans and mortgage-backed securities                          $   1,116,864            $   965,193
     Interest and dividends on investments and deposits in
           other depository institutions                                              43,487                 38,897
                                                                               -------------            -----------
                 Total interest income                                             1,160,351              1,004,090
                                                                               -------------            -----------

     Interest on savings accounts and certificates                                   400,954                375,557
     Interest on other borrowings                                                    238,547                121,619
                                                                               -------------            -----------

                 Total interest expense                                              639,501                497,176
                                                                               -------------            -----------

                 Net interest income                                                 520,850                506,914

     Provision for loan losses                                                        10,000                 10,000
                                                                               -------------            -----------

                 Net interest income after provision for loan losses                 510,850                496,914
                                                                               -------------            -----------

     Non-interest income:
        Service charges and fees                                                       8,944                  9,951
        Other                                                                          1,031                  1,138
                                                                               -------------            -----------

                 Total non-interest income                                             9,975                 11,089

     Non-interest expenses:
        Compensation                                                                 120,076                 96,577
        Employee retirement and other benefits                                        61,876                 64,799
        State franchise taxes                                                         13,478                 13,725
        SAIF deposit insurance premium                                                13,219                 10,207
        Loss on real estate acquired by foreclosure                                    7,667                  7,626
        Occupancy expense                                                             19,543                 17,857
        Data processing                                                               23,922                 16,708
        Other                                                                         84,285                 73,338
                                                                               -------------            -----------

                 Total non-interest expenses                                         344,066                300,837
                                                                               -------------            -----------

                 Income before income taxes                                          176,759                207,166

     Provision for income taxes                                                       60,248                 70,092
                                                                               -------------            -----------
                 Net income                                                          116,511                137,074

     Other comprehensive income, net of income tax:
          Unrealized gain (loss) on securities available for sale
               arising in period                                                     220,805                (97,701)
                                                                               -------------            -----------

                            Comprehensive income                               $     337,316            $    39,373
                                                                               =============            ===========

     Weighted shares outstanding for basic earnings
        per share                                                                    781,273                832,882
     Basic earnings per share                                                  $        0.15           $       0.16
     Weighted shares outstanding for diluted earnings
        per share                                                                    789,763                845,005
     Diluted earnings per share
                                                                               $        0.15            $      0.16

     The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2000 and 1999
(Unaudited)

                                                                                                 2000               1999
                                                                                            --------------     ---------------
Cash flows from operating activities:
     Net income                                                                           $       116,511    $        137,074
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                               11,061               8,359
        Provision for loan losses                                                                  10,000              10,000
        Stock dividend, Federal Home Loan Bank stock                                              (15,400)            (13,900)
        Deferred income taxes                                                                       2,167              34,776
        Net loan origination fees                                                                     325              (6,140)
        Employee Stock Ownership Plan benefit expense                                              28,995              20,248
        Management Retirement Plan benefit expense                                                 25,288              27,053
        Loss on sale of real estate acquired by foreclosure                                            --                  --
        Change in assets and liabilities:
           Accrued interest receivable                                                            (39,092)             51,600
           Other assets                                                                           (27,998)             (3,158)
           Accrued interest payable                                                                14,029               3,011
           Accounts payable and other liabilities                                                 (21,934)             26,679
           Income tax payable                                                                      58,083              35,315
                                                                                            -------------      --------------
                 Net cash provided by operating activities                                        162,035             330,917
                                                                                            -------------      --------------

Cash flows from investing activities:
     Improvements on real estate acquired by foreclosure                                         (125,000)                 --
     Purchase of property and equipment                                                            (5,371)            (17,435)
     Mortgage-backed securities principal repayments                                               16,031              22,054
     Net (increase) decrease in loans receivable                                               (1,367,025)            333,337
                                                                                            -------------       -------------

                 Net cash (used in) provided by investing activities                           (1,481,365)            337,956
                                                                                            -------------      --------------

Cash flows from financing activities:
     Net decrease in savings accounts and certificates                                           (754,592)           (898,370)
     Net increase in advance payments by borrowers for taxes and insurance                          8,397               5,951
     Purchase of treasury stock                                                                        --            (172,500)
     Dividends paid                                                                              (234,675)           (250,430)
     Federal Home Loan Bank advances                                                            2,700,000             662,500
     Federal Home Loan Bank advances principal repayments                                        (326,858)           (502,097)
                                                                                            -------------      --------------

                 Net cash provided by (used in) financing activities                            1,392,272          (1,154,946)
                                                                                            -------------       -------------

                 Net increase (decrease) in cash and cash equivalents                              72,942            (486,073)

Cash and cash equivalents at beginning of period                                                1,944,633           2,705,622
                                                                                            -------------      --------------

Cash and cash equivalents at end of period                                                $     2,017,575    $      2,219,549
                                                                                            =============      ==============

Supplemental disclosure of non-cash investing and financing activities:
     Unrealized gain (loss) on securities available for sale, net of deferred tax liability (benefit) of $113,747 and ($50,331) at September 30, 2000 and
         1999, respectively                                                               $       220,805    $        (97,701)
     Renewed Federal Home Loan Bank advances                                              $     6,900,000    $      2,250,000
     Real estate owned through foreclosure                                                $        49,959                  --

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.    GENERAL:
       The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal, recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 2000.

 2.    INVESTMENT SECURITIES:
       Investment securities are summarized as follows:

                                                                                GROSS           GROSS         ESTIMATED
                                                              AMORTIZED       UNREALIZED      UNREALIZED        MARKET
                         SEPTEMBER 30, 2000                      COST           GAINS           LOSSES          VALUE
                                                             -------------   -------------   -------------   -------------
           Available-for-Sale Equity Securities:
              Federal Home Loan Mortgage Corporation
                    Common stock - 24,672 shares             $     24,158    $  1,917,158    $  (607,548)    $  1,333,768
                                                               ==========     ===========      =========      ===========
                           JUNE 30, 2000

           Available-for-Sale Equity Securities:
              Federal Home Loan Mortgage Corporation
                    Common stock - 24,672 shares             $     24,158    $  1,582,606   $  (607,548)    $     999,216
                                                               ==========     ===========     =========       ===========

  3.   ALLOWANCE FOR LOAN LOSSES:

       An analysis of the changes in the loan loss allowance for the three months ended September 30 follows:

                                                                  THREE MONTHS ENDED
                                                                 2000            1999
                                                             -------------   --------------

             Balance at beginning of period                  $    331,445     $    551,000

             Provision charged to operations                       10,000           10,000

             Loans charged off                                     (5,197)        (120,000)
                                                              -----------     ------------

             Balance at end of period                        $    336,248     $    441,000
                                                              ===========      ===========

       Nonaccrual loans amounted to $228,930 and $314,167 at September 30, 2000 and June 30, 2000, respectively.

4.   FEDERAL HOME LOAN BANK ADVANCES:

     Federal Home Loan Bank advances at September 30, 2000 and June 30, 2000 are as follows:

                                                                  SEPTEMBER 30,      JUNE 30,
                                                                     2000             2000
                                                                  ------------      ---------
         DATE OF                                                                                INTEREST
          ISSUE                 YEAR OF MATURITY                    AMOUNT            AMOUNT      RATE

         1/31/95                   1/30/15                         650,000           650,000      6.65
         1/28/98                   2/01/08                          71,915            73,798      6.37
         7/02/99                   8/01/19                         142,268           159,124      6.55
         7/30/99                   7/28/00                             -             500,000      5.96
         8/13/99                   8/11/00                             -             500,000      6.18
         8/24/99                   8/24/00                             -             500,000      6.06
         9/20/99                   9/20/00                             -             750,000      6.12
         11/08/99                 12/01/04                         945,384           963,885      6.50
         12/20/99                  1/01/03                         772,601           787,209      6.93
         12/20/99                  1/01/05                         501,335           506,345      7.08
         12/20/99                 12/20/00                       1,175,000         1,175,000      6.59
         3/17/00                   9/13/00                             -             750,000      6.43
         3/24/00                   9/20/00                             -           2,500,000      6.48
         4/21/00                  10/18/00                       1,000,000         1,000,000      6.57
         5/17/00                  11/13/00                         350,000           350,000      7.06
         6/15/00                   7/05/00                             -             250,000      6.73
         6/16/00                   9/14/00                             -             270,000      7.35
         6/16/00                   9/14/00                             -           1,150,000      6.78
          7/5/00                  10/03/00                         250,000               -        6.69
         7/28/00                  10/26/00                       1,100,000               -        6.75
         8/11/00                   2/06/01                         500,000               -        6.84
         8/17/00                  12/15/00                         550,000               -        6.76
         8/24/00                  10/23/00                         500,000               -        6.70
         9/08/00                  10/06/00                         200,000               -        6.72
         9/13/00                  11/10/00                         750,000               -        6.67
         9/14/00                  11/13/00                       1,150,000               -        6.67
         9/20/00                  10/20/00                         950,000               -        6.87
         9/20/00                  11/17/00                       3,250,000               -        6.87
         9/26/00                  11/24/00                         400,000               -        6.67
                                                           ---------------   ---------------
                                                          $     15,208,503  $     12,835,361
                                                           ===============   ===============

5.   EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARDS:

     On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137). SFAS No. 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarters subsequent to June 15, 1998. Upon the statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions in SFAS No. 133. On July 1, 2000, adoption of SFAS No. 133 did not have a material financial statement impact on the Company's financial condition or operating results. The Company does not hold derivative securities.


6.   EARNINGS PER SHARE:

                             For the three months ended September 30, 2000   For the three months ended September 30, 1999
                            ----------------------------------------------  ---------------------------------------------
                                Income         Shares         Per Share         Income         Shares        Per Share
                             (Numerator)    (Denominator)       Amount        (Numerator)   (Denominator)       Amount
Basic earnings per share
Income available to common
   Shareholders                $116,511        781,273          $0.15          $137,074       832,882          $0.16

Effect of dilutive
     securities
Stock options                                       --                                             28
Management recognition plan                      8,490                                         12,095

Diluted earnings per share
Income available to common
   Shareholders plus
   assumed Conversions         $116,511        789,763          $0.15          $137,074       845,005          $0.16

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND JUNE 30, 2000

The Company's total assets increased approximately $1.9 million, or 3.4%, from $55.2 million at June 30, 2000 to $57.1 million at September 30, 2000. This increase was the combined result of several increases within assets. Investment securities increased $335,000, or 33.5%, due to an increased market value on the securities. Net loans receivable increased $1.3 million, or 2.6%, from $49.4 million at June 30, 2000 to $50.7 million at September 30, 2000. This increase was primarily due to the Company's continued focus on loan growth. Real estate acquired by foreclosure increased $175,000, from $952,000 at June 30, 2000 to $1.1 million at September 30, 2000, primarily due to capitalization of construction costs on one of the properties. The Company's total liabilities increased approximately $1.8 million, or 4.1%, from $42.6 million at June 30, 2000 to $44.4 million at September 30, 2000. This increase was primarily due to an increase in Federal Home Loan Bank ("FHLB") advances of $2.4 million, or 18.5%, offset slightly by a decrease in deposits of approximately $755,000, or 2.6%. The increase in FHLB advances was primarily used to fund increasing loans. Accumulated comprehensive income increased $221,000, or 34.3%, due to the unrealized gain associated with the increased market value of the investment securities available-for-sale from June 30, 2000 to September 30, 2000.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET INCOME/LOSS: The Company's net income decreased approximately $20,000, or 15.0%, from $137,000 for the quarter ended September 30, 1999 to $117,000 for the quarter ended September 30, 2000. This decrease was primarily due to an increase in non-interest expenses offset slightly by an increase in net interest income.

NET INTEREST INCOME: Net interest income increased by $14,000, or 2.7%, from $507,000 for the quarter ended September 30, 1999 to $521,000 for the quarter ended September 30, 2000. This increase was attributed to an increase in interest income of $156,000, which was offset by an increase in interest expense of $142,000. The increase in interest income was caused by a combination of higher average loan balances and higher average effective rates for these loans. The increase in interest expense was caused by higher average FHLB advances and higher average effective rates for FHLB advances and deposits.

INTEREST INCOME: Total interest income increased by $156,000, or 15.6%, to $1.2 million for the quarter ended September 30, 2000 from $1.0 million for the quarter ended September 30, 1999. This increase was primarily attributable to interest on loans. Interest on loans increased by $152,000, or 15.7%, during the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999. The average loan balance increased from $46.8 million in the quarter ended September 30, 1999 to $50.7 million in the quarter ended September 30, 2000. The average effective interest rate earned on these loans also increased approximately 37 basis points from the quarter ended September 30, 1999 to the quarter ended September 30, 2000.

INTEREST EXPENSE: Total interest expense increased approximately $142,000, or 28.6%, to approximately $639,000 for the quarter ended September 30, 2000 from $497,000 for the quarter ended September 30, 1999. Interest on savings accounts and certificates increased by $25,000, or 6.8%, to $401,000 for the quarter ended September 30, 2000 from $376,000 for the quarter ended September 30, 1999. The average deposit balance decreased from $29.4 million in the quarter ended September 30, 1999 to $28.4 million in the quarter ended September 30, 2000; however, the average effective rate on certificates of deposit increased from 5.41% to 6.11% for the respective quarters causing the overall increase in this interest expense. Interest expense on FHLB advances increased by $117,000. This increase was due to a higher average balance of FHLB advances; which increased from $8.7 million in the quarter ended September 30, 1999 to $14.3 million in the quarter ended September 30, 2000. The average effective rate on these FHLB advances also increased from approximately 5.6% for the quarter ended September 30, 1999 to 6.7% for the quarter ended September 30, 2000. These increases in average effective rates are parallel to the increase in market interest rates over the past year.

PROVISION FOR LOAN LOSSES: The Bank recorded loan loss provisions of $10,000 in the quarters ended September 30, 2000 and 1999. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases and decreases in the overall loan balance, historical data, substandard loans and special mention loans. Management believes the allowance for loan losses as of September 30, 2000 was adequate to absorb any potential losses in the loan portfolio.

NON-INTEREST INCOME: Total non-interest income decreased approximately $1,000 from $11,000 for the quarter ended September 30, 1999 to $10,000 for the quarter ended September 30, 2000. This slight decrease was primarily due to a decrease in service charges and fees on loans. Fewer loan applications were submitted in the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 due to the higher interest rates.

NON-INTEREST EXPENSE: Total non-interest expenses increased by approximately $43,000, or 14.4%, from $301,000 for the quarter ended September 30, 1999 to $344,000 for the quarter ended September 30, 2000. This increase was primarily attributable to increases in compensation, data processing fees and other expenses. Compensation increased primarily due to a decrease in the deferred compensation related to loan originations. Data processing fees increased due to an annual increase in fees from the Company's service provider in 2000 and additional services being provided related to the ATM machine put into place in December 1999. Other expenses increased due to fees associated with a consulting project in the current quarter.

INCOME TAX: The effective tax rates for the quarters ended September 30, 2000 and 1999 were 34.1% and 33.8%, respectively. The provision for income taxes decreased by $10,000 as a result of the decrease in income before taxes.

OTHER COMPREHENSIVE INCOME: During the quarter ended September 30, 2000, there was an unrealized gain on securities of $221,000, net of income tax liability. This gain was in contrast to an unrealized loss on securities of $98,000, net of income tax benefit, for the quarter ended September 30, 1999. The current quarter's gain was due to the market price of available-for-sale securities increasing at September 30, 2000 as compared to the market price at June 30, 2000. In the prior year, the market price decreased.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of available-for-sale securities, proceeds from maturing debt securities, advances from the FHLB and other borrowed funds. While scheduled maturities of securities and amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-backed securities are greatly influenced by the general level of interest rates, economic conditions and competition.

On March 5, 1999, First Lancaster Bancshares, Inc. entered into a line of credit for $2.5 million to be used for general funding needs. As of September 30, 2000 there had been no draws on this line of credit.

The Bank is required to maintain an average daily balance of liquid assets (generally cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawal accounts plus short term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank is also required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily percentage of liquid assets for the quarter ended September 30, 2000 was 5.7%.

At September 30, 2000, the Company had outstanding commitments to originate first mortgage loans totalling $818,800. The Company anticipates that it will have sufficient funds to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts and ratios of capital. At September 30, 2000, the Bank met all capital adequacy requirements to which it is subject.

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

     ITEM 5.  OTHER INFORMATION

              None.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)      The following exhibit is filed herewith:

                       Exhibit 27        Financial Data Schedule

              (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST LANCASTER BANCSHARES, INC.


Date: November 2, 2000                     /s/ Virginia R.S. Stump
                                           -------------------------------------
                                           Virginia R.S. Stump
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: November 2, 2000                     /s/ Julia G. Taylor
                                           -------------------------------------
                                           Julia G. Taylor, CPA
                                           Chief Financial Officer
                                           (Principal Financial Officer)