Form 10QSB
period 2000-12-31
FIRST LANCASTER BANCSHARES INC
filed 2001-02-14
CIK 1010839

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)



[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _______ to ________


Commission File Number 0-20899



                        FIRST LANCASTER BANCSHARES, INC.
                        ---------------------------------
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
Yes  X    No
    ---      ---


As of February 15, 2001, the issuer had 840,328 shares of Common Stock issued and outstanding.



    Transitional Small Business Disclosure Format (check one):

                        Yes       No  X
                            ---      ---

                                    CONTENTS



PART 1.  FINANCIAL INFORMATION                                         PAGE
         ---------------------                                         ----


Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2000
         (unaudited) and June 30, 2000                                  2

         Consolidated Statements of Income and Comprehensive
         Income for the Three and Six Months Ended December
         31, 2000 and 1999 (unaudited)                                  3

         Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 2000 and 1999 (unaudited)                   4

         Notes to Consolidated Financial Statements                     5-7

Item 2.  Management's Discussion and Analysis or Plan of Operation      8-13





PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings                                              14

Item 2.  Changes in Securities and Use of Proceeds                      14

Item 3.  Defaults Upon Senior Securities                                14

Item 4.  Submission of Matters to a Vote of Security Holders            14

Item 5.  Other Information                                              14

Item 6.  Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                              15

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                        ASSETS                                DECEMBER 31,      JUNE 30,
                                                                                 2000             2000
                                                                              (Unaudited)
Cash                                                                        $    751,021    $    494,317
Interest-bearing cash deposits in other depository institutions                2,095,461       1,450,316
Investment securities available-for-sale, at market value (amortized cost
        $24,158 at December 31, 2000 and June 30, 2000)                        1,699,407         999,216
Mortgage-backed securities, held to maturity                                     227,067         255,488
Income tax receivable                                                                 --          45,633
Investments in nonmarketable equity securities, at cost                          863,600         832,500
Loans receivable, net                                                         49,895,137      49,373,865
Real estate acquired by foreclosure                                            1,149,392         952,333
Accrued interest receivable                                                      367,225         341,453
Office property and equipment, at cost, less accumulated depreciation            376,250         393,538
Other assets                                                                     114,701          82,548
                                                                            ------------    ------------

                    Total assets                                            $ 57,539,261    $ 55,221,207
                                                                            ============    ============

                                      LIABILITIES

Savings accounts and certificates                                           $ 28,249,225    $ 29,078,551
Advance payments by borrowers for taxes and insurance                             15,653          29,976
Accrued interest payable                                                          90,873          72,003
Federal Home Loan Bank advances                                               15,266,867      12,835,361
Accounts payable and other liabilities                                           477,466         421,557
Income tax payable                                                                25,580              --
Deferred income tax payable                                                      425,512         168,160
                                                                            ------------    ------------

                 Total liabilities                                            44,551,176      42,605,608
                                                                            ------------    ------------

Common stock owned by ESOP subject to put option                                 820,006         386,949
                                                                            ------------    ------------

                                 STOCKHOLDERS' EQUITY

Preferred  stock, 500,000 shares  authorized
Common stock,  $.01 par  value; 3,000,000 shares authorized;
        786,898 and 780,087 shares issued and outstanding at
        December 31, 2000 and June 30, 2000, respectively                          9,588           9,588
Additional paid-in capital                                                     9,212,163       9,204,136
Treasury stock (137,014 and 138,338 shares at December 31, 2000
           and June 30, 2000, respectively)                                   (1,773,520)     (1,793,951)
Unearned employee stock ownership plan shares                                   (349,001)       (403,871)
Common stock owned by ESOP subject to put option                                (820,006)       (386,949)
Accumulated comprehensive income                                               1,105,665         643,538
Retained earnings, substantially restricted                                    4,783,190       4,956,159
                                                                            ------------    ------------

                 Total stockholders' equity                                   12,168,079      12,228,650
                                                                            ------------    ------------

                 Total liabilities and stockholders' equity                 $ 57,539,261    $ 55,221,207
                                                                            ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME for the three and six months ended December 31, 2000 and 1999
(Unaudited)

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  2000           1999           2000          1999
                                                               -----------    -----------    -----------   -----------
Interest on loans and mortgage-backed securities               $ 1,150,821    $   966,175    $ 2,267,685   $ 1,931,368
Interest and dividends on investments and deposits in
             other depository institutions                          43,768         39,376         87,255        78,273
                                                               -----------    -----------    -----------   -----------

               Total interest income                             1,194,589      1,005,551      2,354,940     2,009,641
                                                               -----------    -----------    -----------   -----------

Interest on savings accounts and certificates                      414,332        361,928        815,286       737,485
Interest on other borrowings                                       260,063        153,888        498,610       275,507
                                                               -----------    -----------    -----------   -----------

               Total interest expense                              674,395        515,816      1,313,896     1,012,992
                                                               -----------    -----------    -----------   -----------

               Net interest income                                 520,194        489,735      1,041,044       996,649

Provision for loan losses                                           10,000          5,000         20,000        15,000
                                                               -----------    -----------    -----------   -----------

               Net interest income after provision for loan
                     losses                                        510,194        484,735      1,021,044       981,649
                                                               -----------    -----------    -----------   -----------

Non-interest income:
          Service charges and fees                                   9,015          9,269         17,959        19,219
          Other                                                        835            661          1,866         1,800
                                                               -----------    -----------    -----------   -----------

              Total non-interest income                              9,850          9,930         19,825        21,019

Non-interest expenses:
          Compensation                                             127,125         96,883        247,201       193,460
          Employee retirement and other benefits                    79,056         61,946        140,932       126,745
          State franchise taxes                                     13,640         13,725         27,118        27,450
          SAIF deposit insurance premium                             3,616         10,217         16,835        20,424
          Loss on real estate acquired by foreclosure               17,191         10,595         24,858        18,221
          Occupancy expense                                         27,237         21,157         46,780        39,014
          Data processing                                           22,914         16,976         46,836        33,684
          Merger related expenses                                  162,594             --        172,594            --
          Other                                                     74,611         86,312        148,896       159,650
                                                               -----------    -----------    -----------   -----------

               Total non-interest expenses                         527,984        317,811        872,050       618,648
                                                               -----------    -----------    -----------   -----------

               (Loss) income before income taxes                    (7,940)       176,854        168,819       384,020

Provision for income taxes                                          45,251         60,738        105,499       130,830
                                                               -----------    -----------    -----------   -----------

               Net (loss) income                                   (53,191)       116,116         63,320       253,190

Other comprehensive income, net of income tax:
     Unrealized gain (loss) on securities available-for-sale
          arising in period                                        241,322        (80,400)       462,127      (178,101)
                                                               -----------    -----------    -----------   -----------

               Comprehensive income                            $   188,131    $    35,716    $   525,447   $    75,089
                                                               ===========    ===========    ===========   ===========

Weighted shares outstanding for basic earnings
          per share                                                784,590        820,271        782,932       826,259
Basic (loss) earnings per share                                $     (0.07)   $      0.14    $      0.08   $      0.31
Weighted shares outstanding for diluted earnings
          per share                                                784,590        832,679        791,418       838,522
Diluted (loss) earnings per share                              $     (0.07)   $      0.14    $      0.08   $      0.30

The accompanying notes are an integral part of the consolidated financial statements.
                                       3

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2000 and 1999
(Unaudited)

                                                                                       2000             1999
                                                                                    ------------    ------------
Cash flows from operating activities:
     Net income                                                                     $     63,320    $    253,190
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                      22,659          18,882
        Provision for loan losses                                                         20,000          15,000
        Stock dividend, Federal Home Loan Bank stock                                     (31,100)        (27,500)
        Deferred income taxes                                                             19,287          39,682
        Net loan origination fees                                                          1,200            (425)
        Employee Stock Ownership Plan benefit expense                                     62,897          62,732
        Management Retirement Plan benefit expense                                        52,291          48,438
        Supplemental Executive Retirement Plan benefit expense                            14,067          16,200
        Loss on sale of real estate acquired by foreclosure                                7,281              --

        Change in assets and liabilities:
           Accrued interest receivable                                                   (25,772)         53,799
           Other assets                                                                  (32,153)         11,015
           Accrued interest payable                                                       18,870          22,198
           Accounts payable and other liabilities                                          8,370          15,567
           Income tax receivable/payable                                                  71,213         (30,668)
                                                                                    ------------    ------------


                 Net cash provided by operating activities                               272,430         498,110
                                                                                    ------------    ------------

Cash flows from investing activities:
     Improvements on real estate acquired by foreclosure                                (175,000)             --
     Proceeds from sale of real estate acquired by foreclosure                            20,619              --
     Purchase of property and equipment                                                   (5,371)        (45,342)
     Mortgage-backed securities principal repayments                                      28,421          35,705
     Net increase in loans receivable                                                   (592,432)     (3,265,421)
                                                                                    ------------    ------------

                 Net cash used in investing activities                                  (723,763)     (3,275,058)
                                                                                    ------------    ------------

Cash flows from financing activities:
     Net decrease in savings accounts and certificates                                  (829,326)     (1,147,917)
     Net decrease in advance payments by borrowers for taxes and insurance               (14,323)         (9,397)
     Purchase of treasury stock                                                               --        (418,880)
     Dividends paid                                                                     (234,675)       (250,430)
     Federal Home Loan Bank advances                                                   2,900,000       5,563,000
     Federal Home Loan Bank advances principal repayments                               (468,494)     (1,004,891)
                                                                                    ------------    ------------

                 Net cash provided by financing activities                             1,353,182       2,731,485
                                                                                    ------------    ------------

                 Net increase (decrease) in cash and cash equivalents                    901,849         (45,463)

Cash and cash equivalents at beginning of period                                       1,944,633       2,705,622
                                                                                    ------------    ------------

Cash and cash equivalents at end of period                                          $  2,846,482    $  2,660,159
                                                                                    ============    ============

Supplemental disclosure of non-cash investing and financing activities:
     Unrealized gain (loss) on securities available-for-sale, net of deferred tax liability (benefit) of $238,064 and ($91,749) at
        December 31, 2000 and 1999, respectively                                    $    462,127    $   (178,101)
     Renewed Federal Home Loan Bank advances                                        $ 18,325,000    $  4,250,000
     Real estate owned through foreclosure                                          $     49,959    $     64,000

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.    GENERAL:
       The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal, recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 2000.

 2.    INVESTMENT SECURITIES:
       Investment securities are summarized as follows:


                                                                                GROSS           GROSS         ESTIMATED
                                                              AMORTIZED       UNREALIZED      UNREALIZED        MARKET
                         DECEMBER 31, 2000                       COST           GAINS           LOSSES          VALUE
                                                             -------------   -------------   -------------   -------------
           Available-for-Sale Equity Securities:
              Federal Home Loan Mortgage Corporation
                    Common stock - 24,672 shares             $     24,158    $  2,282,797    $  (607,548)    $  1,699,407
                                                             ============    ============    ===========     ============

                           JUNE 30, 2000

           Available-for-Sale Equity Securities:
              Federal Home Loan Mortgage Corporation
                    Common stock - 24,672 shares             $     24,158    $  1,582,606   $  (607,548)    $     999,216
                                                             ============    ============    ===========     ============



  3.   ALLOWANCE FOR LOAN LOSSES:
       An analysis of the changes in the loan loss allowance for the three and six months ended December 31 follows:


                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 2000            1999              2000            1999
                                                             ------------    ------------      ------------    ------------
             Balance at beginning of period                  $    336,248    $     441,000     $     331,445   $    551,000

             Provision charged to operations                       10,000            5,000            20,000         15,000

             Loans charged off                                    (10,142)         (10,568)          (15,339)      (130,568)
                                                             ------------    -------------      ------------    -----------
             Balance at end of period                        $    336,106    $     435,432     $     336,106   $    435,432
                                                             ============    =============     =============   ============


       Nonaccrual loans amounted to $225,342 and $314,167 at December 31, 2000 and June 30, 2000, respectively.

 4.    FEDERAL HOME LOAN BANK ADVANCES:

  Federal Home Loan Bank advances at December 31, 2000 and June 30, 2000 are as follows:

                                    DECEMBER 31,    JUNE 30,
                                        2000         2000
                                    ------------  ----------
         DATE         YEAR OF                                  INTEREST
       OF ISSUE      MATURITY        AMOUNT         AMOUNT       RATE



        1/31/95       1/30/15         650,000        650,000      6.65
        1/28/98       2/01/08          70,002         73,798      6.37
        7/02/99       8/01/19         141,307        159,124      6.55
        7/30/99       7/28/00              --        500,000      5.96
        8/13/99       8/11/00              --        500,000      6.18
        8/24/99       8/24/00              --        500,000      6.06
        9/20/99       9/20/00              --        750,000      6.12
        11/08/99      12/01/04        926,581        963,885      6.50
        12/20/99      1/01/03         757,740        787,209      6.93
        12/20/99      1/01/05         496,237        506,345      7.08
        12/20/99      12/20/00             --      1,175,000      6.59
        3/17/00       9/13/00              --        750,000      6.43
        3/24/00       9/20/00              --      2,500,000      6.48
        4/21/00       10/18/00             --      1,000,000      6.57
        5/17/00       11/13/00             --        350,000      7.06
        6/15/00       7/05/00              --        250,000      6.73
        6/16/00       9/14/00              --        270,000      7.35
        6/16/00       9/14/00              --      1,150,000      6.78
        8/11/00       2/06/01         500,000             --      6.84
        10/20/00      1/18/01         950,000             --      7.00
        11/10/00      1/09/01         750,000             --      6.73
        11/13/00      1/12/01       1,500,000             --      6.73
        11/17/00      1/16/01       3,250,000             --      7.00
        11/24/00      1/23/01         400,000             --      6.72
        12/15/00      1/16/01       1,550,000             --      6.68
        12/20/00      1/22/01       1,825,000             --      6.68
        12/22/00      1/22/01       1,500,000             --      6.68
                                 ------------   ------------
                                 $ 15,266,867   $ 12,835,361
                                 ============   ============




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


6.     EARNINGS PER SHARE:


                                 For the three months ended December 31,         For the three months ended December 31,
                                                     2000                                            1999
                               --------------------------------------------     --------------------------------------------

                                Income(Loss)      Shares        Per Share         Income           Shares       Per Share
                                (Numerator)   (Denominator)       Amount        (Numerator)     (Denominator)    Amount
Basic earnings (loss) per
     share
Income (loss) available to
     common shareholders       $    (53,191)        784,590    $  (0.07)       $    116,116         820,271    $   0.14

Effect of dilutive securities

   Stock options                                                                                        101
   Management recognition plan                                                                       12,307

Diluted earnings (loss)  per
     share
Income (loss) available to
      common shareholders
      plus assumed conversions $    (53,191)        784,590    $  (0.07)       $    116,116         832,679    $   0.14


                               For the six months ended December 31, 2000      For the six months ended December 31, 1999
                               --------------------------------------------    -------------------------------------------

                                  Income          Shares        Per Share         Income           Shares       Per Share
                                (Numerator)   (Denominator)       Amount        (Numerator)     (Denominator)    Amount
Basic earnings per share
Income available to common
     shareholders              $     63,320         782,932    $   0.08        $    253,190         826,259    $   0.31

Effect of dilutive securities

   Stock options                                        254                                              77
   Management recognition plan                        8,233                                          12,186

Diluted earnings per share
Income available to common
     shareholders plus
     assumed conversions       $     63,320         791,418    $   0.08        $    253,190         838,522    $   0.30


     There were no preferred dividends that would effect the computation of earnings per share.

7.     PENDING MERGER:

     On December 14, 2000, the Board of Directors of the Company approved an agreement whereby CKF Bancorp, Inc. and its wholly owned subsidiary, Central Kentucky Federal Savings Bank, will acquire the Company. Completion of the merger is subject to regulatory approval and approval of the Company's stockholders. If the merger is completed, the Company's stockholders will receive $16.27 in cash for each share of Company stock. It is anticipated that the merger will be completed in mid-2001.

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

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to" "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including the uncertainties inherent in the process of obtaining regulatory and stockholder approvals of the pending merger described below, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PENDING MERGER

On December 14, 2000, the Board of Directors of the Company approved an agreement whereby CKF Bancorp, Inc. and its wholly owned subsidiary, Central Kentucky Federal Savings Bank, will acquire the Company. To accomplish the acquisition, the Company will merge with a to-be-formed subsidiary of Central Kentucky Federal Savings Bank. If the merger is completed, Company stockholders will receive $16.27 in cash for each share of Company common stock. Completion of the merger is subject to regulatory approval and the approval of the Company's stockholders. It is anticipated that the merger will be completed in mid-2001.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND JUNE 30, 2000

The Company's total assets increased approximately $2.3 million, or 4.2%, from $55.2 million at June 30, 2000 to $57.5 million at December 31, 2000. This increase was the combined result of several increases within assets. Investment securities increased $700,000, or 70.1%, due to an increased market value on the securities. Net loans receivable increased $521,000, or 1.1%, from $49.4 million at June 30, 2000 to $49.9 million at December 31, 2000. The Company continued to focus on loan growth; however, the number of loan originations decreased in the current six month period as compared to the previous six month period in response to the slowing economy. Real estate acquired by foreclosure increased $197,000, from $952,000 at June 30, 2000 to $1.1 million at December 31, 2000, primarily due to capitalization of construction costs on one of the properties. The Company's total liabilities increased approximately $2.0 million, or 4.6%, from $42.6 million at June 30, 2000 to $44.6 million at December 31, 2000. This increase was primarily due to an increase in Federal Home Loan Bank ("FHLB") advances of $2.4 million, or 18.9%, offset by a decrease in deposits of approximately $829,000, or 2.9%. Deferred income taxes payable increased $257,000 and accumulated comprehensive income increased $462,000 due to the unrealized gain associated with the increased market value of the investment securities available-for-sale from June 30, 2000 to December 31, 2000.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

NET INCOME/LOSS: The Company incurred a net loss of $53,000 for the quarter ended December 31, 2000 as compared to net income of $116,000 for the quarter ended December 31, 1999. This significant decrease in net income for the quarter ended December 31, 2000 related to the pending merger.

NET INTEREST INCOME: Net interest income increased by $30,000, or 6.2%, from $490,000 for the quarter ended December 31, 1999 to $520,000 for the quarter ended December 31, 2000. This increase was attributed to an increase in interest income of $189,000, which was offset by an increase in interest expense of $159,000. The increase in interest income was caused by a combination of higher average loan balances and higher average effective rates for these loans. The increase in interest expense was caused by higher average FHLB advances and higher average effective rates for FHLB advances and deposits.

INTEREST INCOME: Total interest income increased by $189,000, or 18.7%, to $1.2 million for the quarter ended December 31, 2000 from $1.0 million for the quarter ended December 31, 1999. This increase was primarily attributable to interest on loans. Interest on loans and mortgage backed securities increased by $184,000, or 19.1%, for the quarter ended December 31, 2000, as compared to the quarter ended December 31, 1999. The average loan and mortgage backed securities balance increased from $47.5 million in the quarter ended December 31, 1999 to $51.4 million in the quarter ended December 31, 2000. The average effective interest rate earned on loans also increased approximately 47 basis points from the quarter ended December 31, 1999 to the quarter ended December 31, 2000. This increase in interest rates reflects the increase in market rates.

INTEREST EXPENSE: Total interest expense increased approximately $158,000, or 30.7%, to approximately $674,000 for the quarter ended December 31, 2000 from $516,000 for the quarter ended December 31, 1999. Interest on savings accounts and certificates increased by $52,000, or 14.4%, to $414,000 for the quarter ended December 31, 2000 from $362,000 for the quarter ended December 31, 1999. The average deposit balance decreased from $28.5 million in the quarter ended December 31, 1999 to $28.2 million in the quarter ended December 31, 2000; however, the average effective rate on certificates of deposit increased from 5.44% to 6.33% for the respective quarters causing the overall increase in this interest expense. Interest expense on FHLB advances increased by $106,000. This increase was due to a higher average balance of FHLB advances combined with higher interest rates. Average FHLB advances increased from $10.7 million in the quarter ended December 31, 1999 to $15.3 million in the quarter ended December 30, 2000. The average effective rate on these FHLB advances also increased from approximately 5.7% for the quarter ended December 31, 1999 to 6.7% for the quarter ended December 31, 2000. These increases in average effective rates are consistent with the increase in market interest rates over the past year.

PROVISION FOR LOAN LOSSES: The Bank recorded a loan loss provision of $10,000 in the quarter ended December 31, 2000 as compared to a provision of $5,000 in the quarter ended December 31, 1999. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases and decreases in the overall loan balance, historical data, substandard loans and special mention loans. Management believes the allowance for loan losses as of December 31, 2000 was adequate to absorb any potential losses in the loan portfolio.

NON-INTEREST INCOME: Total non-interest income remained fairly consistent for the quarters ended December 31, 2000 and 1999. Fees on loans were down slightly due to fewer loan applications submitted in the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999. This decrease in loan applications was attributed to the higher market interest rates and slowing economy.

NON-INTEREST EXPENSE: Total non-interest expenses increased by approximately $210,000 from $318,000 for the quarter ended December 31, 1999 to $528,000 for the quarter ended December 31, 2000. This increase was primarily attributable to the $163,000 of expenses incurred related to the pending merger with CKF, Bancorp, Inc. There were also increases in compensation, benefits, occupancy, real estate owned expenses and data processing fees offset slightly by decreases in SAIF deposit insurance premiums and other expenses. Compensation increased primarily due to a decrease in the deferred compensation related to loan originations since there were fewer loan originations in the current quarter. Expenses related to real estate acquired by foreclosure increased due to a $7,000 loss incurred on the sale of a property. Data processing fees increased due to an annual increase in fees from the Company's service provider in 2000 and additional services being provided related to the ATM machine put into place in December 1999. Other expenses decreased due to fees associated with a nonrecurring consulting project in the quarter ended December 31, 1999.

INCOME TAX: The provision for income taxes for the quarter ended December 31, 2000 was $45,000 due to the nondeductibility of the majority of the merger related expenses. The effective tax rate for the quarter ended December 31, 1999 was 34.3%, which is more indicative of the typical effective rate incurred by the Company.

OTHER COMPREHENSIVE INCOME: During the quarter ended December 31, 2000, there was an unrealized gain on securities of $241,000, net of income tax liability. This gain was in contrast to an unrealized loss on securities of $80,000, net of income tax benefit, for the quarter ended December 31, 1999. The current quarter's gain was due to the market price of available-for-sale securities increasing at December 31, 2000 as compared to the market price at September 30, 2000. In the prior year, the market price decreased for the respective time period.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

NET INCOME/LOSS: The Company's net income decreased from $253,000 for the six months ended December 31, 1999 to $63,000 for the six months ended December 31, 2000. This decrease was primarily due to the expenses incurred related to the pending merger.

NET INTEREST INCOME: Net interest income increased by approximately $44,000, or 4.4%, from $997,000 for the six months ended December 31, 1999 to $1.0 million for the six months ended December 31, 2000. This increase was attributed to an increase in interest income of $345,000, which was offset by an increase in interest expense of $301,000. The increase in interest income was caused by a combination of higher average loan balances and higher average effective rates for these loans. The increase in interest expense was caused by higher average FHLB advances and higher average effective rates for FHLB advances and deposits.

INTEREST INCOME: Total interest income increased by $345,000, or 17.1%, to $2.4 million for the six months ended December 31, 2000 from $2.0 million for the six months ended December 31, 1999. This increase was primarily attributable to interest on loans and mortgage backed securities. Interest on loans and mortgage backed securities increased by $336,000, or 17.4%, from $1.9 million for the six months ended December 31, 1999 to $2.3 million for the six months ended December 31, 2000. The average loan and mortgage backed securities balance increased from $47.3 million in the six months ended December 31, 1999 to $51.0 million in the six months ended December 31, 2000. The average effective interest rate earned on these loans also increased approximately 42 basis points for the respective time periods. This increase in interest rates reflects the increase in market rates.

INTEREST EXPENSE: Total interest expense increased approximately $301,000, or 29.7%, to approximately $1.3 million for the six months ended December 31, 2000 from $1.0 million for the six months ended December 31, 1999. Interest on savings accounts and certificates increased by $78,000, or 10.5%, to $815,000 for the six months ended December 31, 2000 from $737,000 for the six months ended December 31, 1999. The average deposit balance decreased from $29.0 million in the six months ended December 31, 1999 to $28.3 million in the six months ended December 31, 2000; however, the average effective rate on certificates of deposit increased from 5.42% to 6.22% for the respective six month periods causing the overall increase in this interest expense. Interest expense on FHLB advances increased by $223,000. This increase was due to a higher average balance of FHLB advances; which increased from $9.7 million in the six months ended December 31, 1999 to $14.8 million in the six months ended December 31, 2000. The average effective rate on these FHLB advances also increased from approximately 5.6% for the six months ended December 31, 1999 to 6.7% for the six months ended December 31, 2000. These increases in average effective rates are consistent with the increase in market interest rates over the past year.

PROVISION FOR LOAN LOSSES: The Bank recorded loan loss provisions of $20,000 in the six months ended December 31, 2000. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases and decreases in the overall loan balance, historical data, substandard loans and special mention loans. Management believes the allowance for loan losses as of December 31, 2000 was adequate to absorb any potential losses in the loan portfolio.

NON-INTEREST INCOME: Total non-interest income decreased approximately $1,000 from $21,000 for the six months ended December 31, 1999 to $20,000 for the six months ended December 31, 2000. This slight decrease was primarily due to a decrease in service charges and fees on loans. Fewer loan applications were submitted in the six months ended December 31, 2000 as compared to the six months ended December 31, 1999 due to the higher interest rates and slowing economy.

NON-INTEREST EXPENSE: Total non-interest expenses increased by approximately $253,000 from $619,000 for the six months ended December 31, 1999 to $872,000 for the six months ended December 31, 2000. This increase was primarily attributable to the merger related expenses. The Company also incurred increases in compensation, benefits, real estate owned expenses and data processing fees. Compensation increased primarily due to a decrease in the deferred compensation related to loan originations since there were fewer loan originations in the current period. Data processing fees increased due to an annual increase in fees from the Company's service provider in 2000 and additional services being provided related to the ATM machine put into place in December 1999.

INCOME TAX: The effective tax rates for the six months ended December 31, 2000 and 1999 were 62.4% and 34.0%, respectively. The effective rate for the six months ended December 31, 2000 is high due to the nondeductibility of the majority of the merger related expenses.

OTHER COMPREHENSIVE INCOME: During the six months ended December 31, 2000, there was an unrealized gain on securities of $462,000, net of income tax liability. This gain was in contrast to an unrealized loss on securities of $178,000, net of income tax benefit, for the six months ended December 31, 1999. The current six month's gain was due to the market price of available-for-sale securities increasing at December 31, 2000 as compared to the market price at June 30, 2000. In the prior year, the market price decreased for the respective period.


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

On March 5, 1999, First Lancaster Bancshares, Inc. entered into a line of credit for $2.5 million to be used for general funding needs. As of December 31, 2000 there had been no draws on this line of credit.

The Bank is required to maintain an average daily balance of liquid assets (generally cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawal accounts plus short term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank is also required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily percentage of liquid assets for the quarter ended December 31, 2000 was 5.7%.

At December 31, 2000, the Company had $322,600 in outstanding commitments to originate first mortgage loans. The Company anticipates that it will have sufficient funds to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts and ratios of capital. At December 31, 2000, the Bank met all capital adequacy requirements to which it is subject.

PART II      OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS

                        None.

  ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

                           None.

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                           None.

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company's Annual Meeting of Stockholders was held on October 30, 2000. 718,812 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

             Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                     Votes in Favor
             Nominee                  of Election               Votes Withheld
             -------                  -----------               --------------
             Tony A. Merida              714,608                     4,204
             Jack C. Zanone              716,108                     2,704
             Phyllis G. Swaffar          716,108                     2,704

             There were no broker nonvotes on the matter.

  ITEM 5.    OTHER INFORMATION

             None.

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits: None



             (b) Reports on Form 8-K: On December 21, 2000, a Report on Form 8-K was filed reporting under Item 5 that on December 14, 2000 the Company entered into an Agreement and Plan of Merger with CKF Bancorp, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST LANCASTER BANCSHARES, INC.

Date: February 14, 2001               /s/ Virginia R. S. Stump
                                      -----------------------------------------
                                      Virginia R.S. Stump
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: February 14, 2001               /s/ Julia G. Taylor
                                      -----------------------------------------
                                      Julia G. Taylor, CPA
                                      Chief Financial Officer
                                      (Principal Financial Officer)