Form 10QSB
period 2001-03-31
FIRST LANCASTER BANCSHARES INC
filed 2001-05-15
CIK 1010839

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)



|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

|_| Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____



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


As of May 15, 2001, the issuer had 840,328 shares of Common Stock issued and outstanding.



       Transitional Small Business Disclosure Format (check one):

                     Yes             No X
                         ---           ---

                                    CONTENTS



PART 1.       FINANCIAL INFORMATION                                         PAGE
              ---------------------




Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2001
              (unaudited) and June 30, 2000                                  2

              Consolidated Statements of Income and Comprehensive
              Income for the Three and Nine Months Ended March 31,
              2001 and 2000 (unaudited)                                      3

              Consolidated Statements of Cash Flows for the Nine Months
              Ended March 31, 2001 and 2000 (unaudited)                      4

              Notes to Consolidated Financial Statements                    5-7

Item 2.       Management's Discussion and Analysis or Plan of Operation    8-12




PART II.      OTHER INFORMATION
              -----------------

Item 1.       Legal Proceedings                                              13

Item 2.       Changes in Securities and Use of Proceeds                      13

Item 3.       Defaults Upon Senior Securities                                13

Item 4.       Submission of Matters to a Vote of Security Holders            13

Item 5.       Other Information                                              13

Item 6.       Exhibits and Reports on Form 8-K                               13



SIGNATURES                                                                   14

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                        ASSETS                                                 MARCH 31,           JUNE 30,
                                                                                                  2001               2000
                                                                                              (Unaudited)
Cash                                                                                       $       950,305    $       494,317
Interest-bearing cash deposits in other depository institutions                                  3,495,263          1,450,316
Investment securities available-for-sale, at market value (amortized cost
        $24,158 at March 31, 2001 and June 30, 2000)                                             1,599,486            999,216
Mortgage-backed securities, held to maturity                                                       212,232            255,488
Income tax receivable                                                                               37,865             45,633
Investments in nonmarketable equity securities, at cost                                            878,700            832,500
Loans receivable, net                                                                           47,253,763         49,373,865
Real estate acquired by foreclosure                                                              1,112,392            952,333
Accrued interest receivable                                                                        306,506            341,453
Office property and equipment, less accumulated depreciation                                       367,590            393,538
Other assets                                                                                       111,994             82,548
                                                                                             -------------      -------------

                    Total assets                                                           $    56,326,096    $    55,221,207
                                                                                             =============      =============

                                      LIABILITIES

Savings accounts and certificates                                                          $    29,667,377    $    29,078,551
Advance payments by borrowers for taxes and insurance                                               27,528             29,976
Accrued interest payable                                                                            70,071             72,003
Federal Home Loan Bank advances                                                                 12,874,527         12,835,361
Accounts payable and other liabilities                                                             416,560            421,557
Deferred income tax payable                                                                        432,200            168,160
                                                                                             -------------      -------------

                 Total liabilities                                                              43,488,263         42,605,608
                                                                                             -------------      -------------

Common stock owned by ESOP subject to put option                                                   838,040            386,949
                                                                                             -------------      -------------

                                 STOCKHOLDERS' EQUITY

Preferred stock, 500,000 shares authorized Common stock, $.01 par value;
3,000,000 shares authorized;
        784,656 and 780,087 shares issued and outstanding at
        March 31, 2001 and June 30, 2000, respectively                                               9,588              9,588
Additional paid-in capital                                                                       9,228,173          9,204,136
Treasury stock (132,031 and 138,338 shares at March 31, 2001
           and June 30, 2000, respectively)                                                     (1,702,370)        (1,793,951)
Unearned employee stock ownership plan shares                                                     (321,591)          (403,871)
Common stock owned by ESOP subject to put option                                                  (838,040)          (386,949)
Accumulated comprehensive income                                                                 1,039,716            643,538
Retained earnings, substantially restricted                                                      4,584,317          4,956,159
                                                                                             -------------      -------------

                 Total stockholders' equity                                                     11,999,793         12,228,650
                                                                                             -------------      -------------

                 Total liabilities and stockholders' equity                                $    56,326,096    $    55,221,207
                                                                                             =============      =============


The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME for the three and nine months ended March 31, 2001 and 2000 (Unaudited)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       2001             2000            2001             2000
                                                                   -------------   --------------   --------------   -------------

Interest on loans and mortgage-backed securities                 $    1,060,968  $     1,073,772  $     3,328,653  $  3,005,140
Interest and dividends on investments and deposits in
             other depository institutions                               48,758           40,681          136,013       118,953
                                                                   ------------    -------------    -------------   -----------

               Total interest income                                  1,109,726        1,114,453        3,464,666     3,124,093
                                                                   ------------    -------------    -------------   -----------

Interest on savings accounts and certificates                           432,726          377,530        1,248,012     1,115,015
Interest on other borrowings                                            206,486          198,997          705,096       474,504
                                                                   ------------    -------------    -------------   -----------

               Total interest expense                                   639,212          576,527        1,953,108     1,589,519
                                                                   ------------    -------------    -------------   -----------

               Net interest income                                      470,514          537,926        1,511,558     1,534,574

Provision for loan losses                                                10,000           20,000           30,000        35,000
                                                                   ------------    -------------    -------------   -----------

               Net interest income after provision for loan
                     losses                                             460,514          517,926        1,481,558     1,499,574
                                                                   ------------    -------------    -------------   -----------

Non-interest income:
          Service charges and fees                                        9,394            7,223           27,353        26,443
          Other                                                           1,107            1,184            2,973         2,985
                                                                   ------------    -------------    -------------   -----------

              Total non-interest income                                  10,501            8,407           30,326        29,428

Non-interest expenses:
          Compensation                                                  127,033          131,074          374,234       324,534
          Employee retirement and other benefits                         67,370           74,818          208,302       201,563
          State franchise taxes                                          14,105           13,333           41,223        40,783
          SAIF deposit insurance premium                                 12,626           14,893           29,461        35,317
          Loss on real estate acquired by foreclosure                     7,412            9,050           32,270        27,271
          Occupancy expense                                              20,301           22,318           67,081        61,332
          Data processing                                                24,542           22,033           71,378        55,717
          Merger related expenses                                        46,935               --          219,529            --
          Other                                                          64,571           67,856          213,467       227,506
                                                                   ------------    -------------    -------------   -----------

               Total non-interest expenses                              384,895          355,375        1,256,945       974,023
                                                                   ------------    -------------    -------------   -----------

               Income before income taxes                                86,120          170,958          254,939       554,979

Provision for income taxes                                               49,157           61,007          154,656       191,838
                                                                   ------------    -------------    -------------   -----------

               Net income                                                 36,963         109,951          100,283       363,141

Other comprehensive (loss) income, net of income tax:
     Unrealized (loss) gain on securities available-for-sale
          arising in period                                             (65,948)        (46,815)         396,178       (224,916)
                                                                   ------------    -------------    -------------   -----------
                       Comprehensive (loss) income              $       (28,985)  $       63,136  $       496,461 $     138,225
                                                                   ============    =============    =============   ===========
Weighted shares outstanding for basic earnings
          per share                                                     784,116          801,877          783,693       817,928
Basic earnings per share                                        $          0.05    $        0.14  $          0.13  $       0.44
Weighted shares outstanding for diluted earnings
          per share                                                     790,929          811,865          789,842       829,274
Diluted earnings per share                                      $          0.05     $       0.14   $         0.13  $       0.44

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2001 and 2000
(Unaudited)

                                                                                                 2001               2000
                                                                                            -------------      --------------
Cash flows from operating activities:
     Net income                                                                           $       100,283    $        363,141
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                               31,319              29,624
        Provision for loan losses                                                                  30,000
                                                                                                                       35,000
        Stock dividend, Federal Home Loan Bank stock                                              (46,200)
                                                                                                                      (41,200)
        Deferred income taxes                                                                      59,948              92,551
        Net loan origination fees                                                                   2,181               3,400
        Employee Stock Ownership Plan benefit expense                                             106,317              98,670
        Management Retirement Plan benefit expense                                                 74,372              73,806
        Supplemental Executive Retirement Plan benefit expense                                     14,066              25,200
        Loss on sale of real estate acquired by foreclosure                                         7,281                  --
        Change in assets and liabilities:
           Accrued interest receivable                                                             34,947              56,757
           Other assets                                                                           (29,446)              7,388
           Accrued interest payable                                                                (1,932)             30,454
           Accounts payable and other liabilities                                                   6,884               8,975
           Income tax receivable                                                                    7,768             (92,680)
                                                                                            -------------      --------------

                 Net cash provided by operating activities                                        397,788             691,086
                                                                                            -------------      --------------

Cash flows from investing activities:
     Improvements on real estate acquired by foreclosure                                         (228,000)            (22,332)
     Proceeds from sale of OREO                                                                    20,619                  --
     Purchase of property and equipment                                                            (5,371)            (46,942)
     Mortgage-backed securities principal repayments                                               43,256              47,659
     Net decrease (increase) in loans receivable                                                2,127,963          (3,487,669)
                                                                                            -------------      --------------

                 Net cash provided (used) in investing activities                               1,958,467          (3,509,284)
                                                                                            -------------      --------------

Cash flows from financing activities:
     Net increase (decrease) in savings accounts and certificates                                 588,826            (694,881)
     Net decrease in advance payments by borrowers for taxes and insurance                         (2,448)               (957)
     Purchase of treasury stock                                                                        --            (819,731)
     Dividends paid                                                                              (480,864)           (498,239)
     Federal Home Loan Bank advances                                                            2,900,000           5,563,000
     Federal Home Loan Bank advances principal repayments                                      (2,860,834)         (1,288,309)
                                                                                            -------------      --------------

                 Net cash provided by financing activities                                        144,680           2,260,883
                                                                                            --------------      -------------

                 Net increase (decrease) in cash and cash equivalents                           2,500,935            (557,315)

Cash and cash equivalents at beginning of period                                                1,944,633           2,705,622
                                                                                            -------------      --------------

Cash and cash equivalents at end of period                                                $     4,445,568    $      2,148,307
                                                                                            =============      ==============

Supplemental disclosure of non-cash investing and financing activities:
     Unrealized gain (loss) on securities available-for-sale, net of deferred tax liability (benefit) of $204,092 and ($115,866) at March 31, 2001 and
        2000, respectively                                                                $       396,178    $       (224,916)
     Renewed Federal Home Loan Bank advances                                              $     6,975,000    $      8,250,000
     Real estate owned through foreclosure                                                $        49,959    $        424,000

The accompanying notes are an integral part of the consolidated financial statements.

FIRST LANCASTER BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL:
     The accompanying unaudited consolidated financial statements of First Lancaster Bancshares, Inc. and Subsidiary (the Company) have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of complete consolidated financial statements in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal, recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of the operations for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended June 30, 2000.

2.   INVESTMENT SECURITIES:
     Investment securities are summarized as follows:

                                                                               GROSS           GROSS         ESTIMATED
                                                              AMORTIZED       UNREALIZED      UNREALIZED        MARKET
                           MARCH 31, 2001                        COST           GAINS           LOSSES          VALUE
                                                             -------------   -------------   -------------   -------------
           Available-for-Sale Equity Securities:
              Federal Home Loan Mortgage Corporation
                    Common stock - 24,672 shares             $     24,158    $  2,282,797    $  (707,469)    $  1,599,486
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
                                                               ==========     ===========     =========       ===========

3.   ALLOWANCE FOR LOAN LOSSES:
     An analysis of the changes in the loan loss allowance for the three and nine months ended March 31 follows:

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 2001            2000              2001            2000
                                                             ------------    -------------     --------------  -------------
             Balance at beginning of period                  $    336,106      $   435,432      $    331,445    $    551,000

             Provision charged to operations                       10,000           20,000            30,000          35,000

             Loans charged off                                    (90,000)        (117,987)         (105,339)       (248,555)
                                                              -----------      -----------      ------------    ------------
             Balance at end of period                         $   256,106      $   337,445      $    256,106    $    337,445
                                                              ===========      ===========      ============    ============


     Nonaccrual loans amounted to $875,499 and $314,167 at March 31, 2001 and June 30, 2000, respectively.

4.   FEDERAL HOME LOAN BANK ADVANCES:

     Federal Home Loan Bank advances at March 31, 2001 and June 30, 2000 are as follows:

                                                                MARCH 31,        JUNE 30,
                                                                 2001              2000
                                                              ------------------------------
           DATE                                                                                 INTEREST
         OF ISSUE                YEAR OF MATURITY                AMOUNT             AMOUNT        RATE

         1/31/95                   1/30/15                         650,000           650,000      5.23
         1/28/98                   2/01/08                          68,059            73,798      6.37
         7/02/99                   8/01/19                         140,333           159,124      6.55
         7/30/99                   7/28/00                             --            500,000      5.96
         8/13/99                   8/11/00                             --            500,000      6.18
         8/24/99                   8/24/00                             --            500,000      6.06
         9/20/99                   9/20/00                             --            750,000      6.12
         11/08/99                 12/01/04                         907,470           963,885      6.50
         12/20/99                  1/01/03                         742,619           787,209      6.93
         12/20/99                  1/01/05                         491,046           506,345      7.08
         12/20/99                 12/20/00                             --          1,175,000      6.59
         3/17/00                   9/13/00                             --            750,000      6.43
         3/24/00                   9/20/00                             --          2,500,000      6.48
         4/21/00                  10/18/00                             --          1,000,000      6.57
         5/17/00                  11/13/00                             --            350,000      7.06
         6/15/00                   7/05/00                             --            250,000      6.73
         6/16/00                   9/14/00                             --            270,000      7.35
         6/16/00                   9/14/00                             --          1,150,000      6.78
         3/14/01                   4/3/01                        3,325,000                --      5.48
         3/28/01                   4/27/01                       6,550,000                --      5.48
                                                               -----------       -----------
                                                              $ 12,874,527      $ 12,835,361
                                                               ===========       ===========


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

6.   EARNINGS PER SHARE:

                             For the three months ended March 31, 2001        For the three months ended March 31, 2000
                            ---------------------------------------------   ---------------------------------------------
                                Income         Shares         Per Share         Income          Shares        Per Share
                             (Numerator)    (Denominator)       Amount        (Numerator)   (Denominator)       Amount
Basic earnings per share
Income available to common
   Shareholders             $      36,963        784,116     $    0.05      $     109,951         801,877    $   0.14

Effect of dilutive
     securities

Stock options                                      3,361                                              338
Management recognition plan                        3,452                                            9,650

Diluted earnings per share
Income available to common
   Shareholders plus
   assumed Conversions      $      36,963        790,929     $    0.05      $     109,951         811,865    $   0.14


                              For the nine months ended March 31, 2001        For the nine months ended March 31, 2000
                            ---------------------------------------------   ---------------------------------------------
                                Income         Shares         Per Share         Income          Shares        Per Share
                             (Numerator)    (Denominator)       Amount        (Numerator)   (Denominator)       Amount
Basic earnings per share
Income available to common
   Shareholders             $     100,283        783,693     $   0.13       $     363,141         817,928    $   0.44

Effect of dilutive
     securities

Stock options                                      1,372                                              187
Management recognition plan                        4,777                                           11,159

Diluted earnings per share
Income available to common
   Shareholders plus
   assumed Conversions      $     100,283        789,842     $   0.13       $     363,141         829,274    $   0.44


     There were no preferred dividends that would effect the computation of earnings per share.


7.   PENDING MERGER:

     On December 14, 2000, the Board of Directors of the Company approved an agreement whereby CKF Bancorp, Inc. and its wholly owned subsidiary, Central Kentucky Federal Savings Bank, will acquire the Company. To accomplish the acquisition, the Company will merge with a to-be-formed subsidiary of Central Kentucky Federal Savings Bank. The Company's stockholders approved the merger on April 16, 2001 and the OTS approved the transaction on May 14, 2001. If the merger is completed, Company stockholders will receive $16.27 in cash for each share of Company stock. It is anticipated that the merger will be completed in the second quarter of calendar year 2001.

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

PENDING MERGER

On December 14, 2000, the Board of Directors of the Company approved an agreement whereby CKF Bancorp, Inc. and its wholly owned subsidiary, Central Kentucky Federal Savings Bank, will acquire the Company. To accomplish the acquisition, the Company will merge with a to-be-formed subsidiary of Central Kentucky Federal Savings Bank. The Company's stockholders approved the merger on April 16, 2001 and the OTS approved the transaction on May 14, 2001. If the merger is completed, Company stockholders will receive $16.27 in cash for each share of Company common stock. It is anticipated that the merger will be completed in the second quarter of calendar year 2001.


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND JUNE 30, 2000

The Company's total assets increased approximately $1.1 million, or 2.0%, from $55.2 million at June 30, 2000 to $56.3 million at March 31, 2001. This increase was the combined result of several increases and decreases within assets. Cash and interest bearing cash deposits increased $2.5 million due to loan payoffs and increased deposits. Investment securities increased $600,000, or 60.1%, due to an increased market value on the securities. Net loans receivable decreased $2.1 million, or 4.3%, from $49.4 million at June 30, 2000 to $47.3 million at March 31, 2001 due primarily to construction loan payoffs and a decrease in loan originations. The Company continued to focus on loan growth; however, the number of loan originations decreased in the current fiscal year as compared to the prior fiscal year in response to the slowing of the economy. Real estate acquired by foreclosure increased $160,000, from $952,000 at June 30, 2000 to $1.1 million at March 31, 2001, primarily due to capitalization of construction costs on one of the properties. The Company's total liabilities increased approximately $883,000, or 2.1%, from $42.6 million at June 30, 2000 to $43.5 million at March 31, 2001. This increase was primarily due to an increase in deposits of approximately $589,000, or 2.0%, due to the increase in certain of the Bank's certificate of deposit rates to be more competitive. Deferred income taxes payable increased $264,000 and accumulated comprehensive income increased $396,000, net of income tax liability, due to the unrealized gain associated with the increased market value of the investment securities available-for-sale from June 30, 2000 to March 31, 2001.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

NET INCOME/LOSS: The Company's net income decreased approximately $73,000 from $110,000 for the quarter ended March 31, 2000 to $37,000 for the quarter ended March 31, 2001. This decrease was primarily due to a decrease in net interest income and an increase in non-interest expenses.

NET INTEREST INCOME: Net interest income decreased by $67,000, or 12.5%, from $538,000 for the quarter ended March 31, 2000 to $471,000 for the quarter ended March 31, 2001. This decrease was primarily caused by an increase in interest expense. The increase in interest expense was caused primarily by higher average deposits and higher average effective rates on these deposits.

INTEREST INCOME: Total interest income decreased by approximately $5,000 for the quarter ended March 31, 2001 from the quarter ended March 31, 2000. This decrease was attributable to a $13,000 decrease in interest on loans offset by an $8,000 increase in interest on deposits in other depository institutions. The average effective interest rate earned on loans increased approximately 42 basis points from the quarter ended March 31, 2000 to the quarter ended March 31, 2001; however, the average outstanding loans balance decreased from $50.0 million during the quarter ended March 31, 2000 to $49.4 million during the quarter ended March 31, 2001 and the Company reversed approximately $10,000 of accrued interest income in the quarter ended March 31, 2001 related to loans to two borrowers which became substandard. Interest income from deposits in other depository institutions increased primarily due to an increase in the average balance of these deposits from quarter to quarter.

INTEREST EXPENSE: Total interest expense increased approximately $62,000, or 10.9%, to $639,000 for the quarter ended March 31, 2001 from $577,000 for the quarter ended March 31, 2000. Interest on savings accounts and certificates increased by $55,000, or 14.6%, to $433,000 for the quarter ended March 31, 2001 from $378,000 for the quarter ended March 31, 2000. The average deposit balance increased from $28.8 million during the quarter ended March 31, 2000 to $29.2 million during the quarter ended March 31, 2001 and the average effective rate on certificates of deposit increased from 5.68% to 6.51% for the respective quarters causing the overall increase in this interest expense. Interest expense on FHLB advances increased by approximately $7,000 due to a higher average balance of FHLB advances. The average FHLB advances balance increased from

$13.1 million in the quarter ended March 31, 2000 to $13.5 million in the quarter ended March 31, 2001.

PROVISION FOR LOAN LOSSES: The Bank recorded a provision for loan losses of $10,000 in the quarter ended March 31, 2001. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases and decreases in the overall loan balance, historical data, substandard loans and special mention loans. Management believes the allowance for loan losses as of March 31, 2001 was adequate to absorb any potential losses in the loan portfolio.

NON-INTEREST INCOME: Total non-interest income increased approximately $2,000 from the quarter ended March 31, 2000 to the quarter ended March 31, 2001. This slight increase was primarily due to an increase in non-sufficient funds fees. Loan application fees actually decreased from quarter to quarter as fewer loan applications were received in the quarter ended March 31, 2001 due to the slowing economy.

NON-INTEREST EXPENSE: Total non-interest expenses increased by approximately $30,000, or 8.3%, from $355,000 for the quarter ended March 31, 2000 to $385,000 for the quarter ended March 31, 2001. This increase was primarily attributable the $47,000 of expenses related to the pending merger with CKF, Bancorp, Inc.

INCOME TAX: The effective tax rates for the quarters ended March 31, 2001 and 2000 were 57.1% and 35.7%, respectively. The effective rate for the quarter ended March 31, 2001 is high due to the non-deductibility of the merger related expenses.

OTHER COMPREHENSIVE INCOME: During the quarters ended March 31, 2001 and 2000, there were unrealized losses on securities available-for-sale, net of income tax, of $66,000 and $47,000, respectively. These losses were due to the market price of available-for-sale securities decreasing during both quarters.


COMPARISON  OF  OPERATING  RESULTS FOR THE NINE MONTHS  ENDED MARCH 31, 2001 AND
2000

NET INCOME/LOSS: The Company's net income decreased approximately $263,000 from $363,000 for the nine months ended March 31, 2000 to $100,000 for the nine months ended March 31, 2001. This decrease was primarily due to an increase in non-interest expenses.

NET INTEREST INCOME: Net interest income decreased slightly by $23,000, or 1.5%, from the nine months ended March 31, 2000 to the nine months ended March 31, 2001. This net decrease was the result of an increase of $341,000 in interest income for the respective nine month periods being offset by an increase in interest expense of $364,000 for the respective nine month periods.

INTEREST INCOME: Total interest income increased by $341,000, or 10.9%, to $3.5 million for the nine months ended March 31, 2001 from $3.1 million for the nine months ended March 31, 2000. This increase was primarily attributable to interest income on loans. Interest income on loans increased by $327,000, or 10.9%, during the nine months ended March 31, 2001, as compared to the nine months ended March 31, 2000. The average loan balance increased from $48.3 million during the nine months ended March 31, 2000 to $50.5 million during the nine months ended March 31, 2001. The average effective interest rate earned on these loans also increased by approximately 42 basis points from the nine months ended March 31, 2000 to the nine months ended March 31, 2001.

INTEREST EXPENSE: Total interest expense increased approximately $364,000, or 22.9%, to $2.0 million for the nine months ended March 31, 2001 from $1.6 million for the nine months ended March 31, 2000. Interest on savings accounts and certificates increased by $133,000, or 11.9%, to $1.2 million for the nine months ended March 31, 2001 from $1.1 million for the nine months ended March 31, 2000. Interest expense on deposits increased due to an increase in the effective rates on certificates of deposit. The average certificates of deposit balance remained consistent at $25.2 million for the nine months ended March 31, 2001 and 2000; however, the average effective rate on certificates of deposit increased from 5.51% to 6.32% for the respective nine month periods causing the overall increase in this interest expense. Interest expense on FHLB advances increased by $231,000. This increase was due to a higher average balance of FHLB advances; which increased from $10.9 million in the nine months ended March 31, 2000 to $14.3 million in the nine months ended March 31, 2001. The average effective rate on these FHLB advances also increased from approximately 5.8% for the nine months ended March 31, 2000 to 6.6% for the nine months ended March 31, 2001.

PROVISION FOR LOAN LOSSES: The Bank recorded provisions for loan loss of $30,000 during the nine months ended March 31, 2001. The Bank's provision for loan losses is based on management's assessment of specific risk and general risk inherent in the loan portfolio based on all relevant factors and conditions including the general increases and decreases in the overall loan balance, historical data, substandard loans and special mention loans. Management believes the allowance for loan losses as of March 31, 2001 was adequate to absorb any potential losses in the loan portfolio.

NON-INTEREST INCOME: Total non-interest income increased approximately $1,000 for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. This net increase was the result of an increase in general service fees offset by a decrease in loan application fees. Fewer loan applications were submitted in the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000 due to the slowing economy.

NON-INTEREST EXPENSE: Total non-interest expenses increased by approximately $283,000, or 29.1%, from $974,000 for the nine months ended March 31, 2000 to $1.3 million for the nine months ended March 31, 2001. This increase was primarily attributable to the merger-related expenses and increases in compensation and data processing fees. During the nine months ended March 31, 2001, the Company incurred approximately $220,000 of non-recurring expenses related to the pending merger. Compensation increased primarily due to a decrease in the deferred compensation related to loan originations and data processing fees increased due to an annual increase in fees from the Company's service provider in 2000 and additional services being provided related to the ATM machine put into place in December 1999.

INCOME TAX: The effective tax rates for the quarters ended March 31, 2001 and 2000 were 60.7% and 34.6%, respectively. The effective rate is high for the nine months ended March 31, 2001 due to the non-deductibility of the majority of the merger related expenses.

OTHER COMPREHENSIVE INCOME: During the nine months ended March 31, 2001, there was an unrealized gain on securities of $396,000, net of income tax liability. This gain was in contrast to an unrealized loss on securities of $225,000, net of income tax benefit, for the nine months ended March 31, 2000. The gain was due to the market price of available-for-sale securities increasing during the nine months ended March 31, 2001 as compared to the market price decreasing during the nine months ended March 31, 2000.


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

On March 5, 1999, First Lancaster Bancshares, Inc. entered into a line of credit for $2.5 million to be used for general funding needs. The Company cancelled this line of credit on February 15, 2001 without ever borrowing any funds.

The Bank is required to maintain an average daily balance of liquid assets (generally cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawal accounts plus short term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank is also required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily percentage of liquid assets for the quarter ended March 31, 2001 was 7.97%.

At March 31, 2001, the Company had $938,000 in outstanding commitments to originate first mortgage loans. The Company anticipates that it will have sufficient funds to meet its current origination commitments.

The Bank is required by federal regulations to maintain minimum amounts and ratios of capital. At March 31, 2001, the Bank met all capital adequacy requirements to which it is subject.

       PART II             OTHER INFORMATION

           ITEM 1.LEGAL PROCEEDINGS

                           None.

           ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS

                           None.

           ITEM 3.DEFAULTS UPON SENIOR SECURITIES

                           None.

           ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

           ITEM 5.OTHER INFORMATION

                           None.

           ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:  None

                  (b) There were no Reports on Form 8-K filed with the SEC during the quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST LANCASTER BANCSHARES, INC.

Date: May 15, 2001                    /s/ Virginia R.S. Stump
                                      ------------------------------------------
                                      Virginia R.S. Stump
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: May 15, 2001                    /s/ Julia G. Taylor
                                      ------------------------------------------
                                      Julia G. Taylor, CPA
                                      Chief Financial Officer
                                      (Principal Financial Officer)